Form 10-Q
period 1995-03-31
K TEL INTERNATIONAL INC
filed 1995-05-11
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended   March 31, 1995                Commission file number 0-6664

                           K-TEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


          Minnesota                                        41-0946588
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

15525 Medina Road, Plymouth, Minnesota                    55447-1480
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (612)559-6888


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 4, 1995 there were approximately 3,713,797 common shares outstanding. K-tel International, Inc. shares are listed on the NASDAQ exchange. For the quarter ended March 31, 1995, K-tel shares traded within the high and low bid range of $5.38 to $3.75 compared to a range of $7.25 to $4.50 for the comparable period in the prior year.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      For the quarter ended March 31, 1995



                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations                             3
         - Three and nine month periods ended March 31, 1995 and 1994

         Consolidated Balance Sheets                                       4
         - March 31, 1995 and June 30, 1994

         Consolidated Statements of Cash Flows                             5
         - Nine month periods ended March 31, 1995 and 1994

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7-11


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                13


EXHIBITS

Exhibit 11:  Statement Regarding Computation of Earnings Per Share

Exhibit 27:  Financial Data Schedule (SEC use)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE PERIODS ENDED MARCH 31
(in thousands - except per share data)


                                                Three Months Ended       Nine Months Ended
                                                     March 31                March 31
                                                 1995        1994        1995        1994

NET SALES                                     $ 16,425    $ 13,501    $ 49,905    $ 39,173

COSTS AND EXPENSES:
  Cost of goods sold                             8,514       6,892      26,236      19,081
  Advertising                                    2,979       2,402       8,888       7,130
  Selling, general & administrative              5,450       3,986      14,952      11,587

     Total Costs and Expenses                   16,943      13,280      50,076      37,798


OPERATING INCOME (LOSS)                           (518)        221        (171)      1,375

NON-OPERATING INCOME:
  Interest income                                    3          (6)        166          59
  Interest expense                                 (33)         19        (179)        (38)
  Foreign currency transaction gain  (loss)        288          25         303         (31)

     Total Non-operating Income (Expense)          258          38         290         (10)


INCOME (LOSS) BEFORE BENEFIT
  (PROVISION) FOR TAXES                           (260)        259         119       1,365

BENEFIT (PROVISION) FOR INCOME TAXES               (70)        112        (306)        (73)

NET INCOME (LOSS)                             $   (330)   $    371    $   (187)   $  1,292


NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE                    $   (.09)   $    .10    $   (.05)   $    .34

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                             3,806       3,806       3,804       3,829


K-TEL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND JUNE 30, 1994
(in thousands)

                                           March 31,   June 30,
                                             1995        1994
                                          (Unaudited) (Unaudited)

ASSETS

 Current Assets:
  Cash and cash equivalents                $  2,699    $  4,171
  Restricted cash                             1,174       2,148
  Accounts receivable, net                   12,254      11,600
  Inventories                                 8,541       5,143
  Royalty advances                            1,961         887
  Prepaid expenses                            2,623       1,162
  Income tax refund receivable                  563         458

     Total Current Assets                    29,815      25,569

Property and Equipment, net                     884         751
Other Assets                                    724         554
                                           $ 31,423    $ 26,874


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Note payable to bank                     $  2,312        --
  Note payable to Affiliate                    --         1,000
  Accounts payable                            5,895       4,973
  Accrued royalties                           8,725       7,864
  Reserve for returns                         7,265       6,412
  Other current liabilities                   2,444       1,929
  Income taxes payable                          204         150

    Total Current Liabilities                26,845      22,328


Shareholders' Investment
  Common stock                                   38          37
  Contributed capital                         7,814       7,801
  Accumulated deficit                        (2,625)     (2,438)
  Cumulative translation adjustment            (649)       (854)

    Total Shareholders' Investment            4,578       4,546
                                           $ 31,423    $ 26,874


K-TEL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED MARCH 31
(in thousands)


                                                                     March 31,
                                                                  1995       1994

Cash Flows From Operating Activities:
  Net income (loss)                                             $  (187)   $ 1,292
  Adjustments to reconcile net income (loss) to cash used for operating activities:
    Depreciation and amortization                                   434        356

  Changes in current operating items:
    Restricted Cash                                                 974     (1,210)
    Accounts receivable                                            (292)    (1,566)
    Inventories                                                  (3,113)    (1,254)
    Royalty advances                                             (1,026)      (354)
    Prepaid expenses                                             (1,292)      (403)
    Current liabilities                                           2,457      2,249

  Cash used for operating activities                             (2,045)      (890)

Cash flows from investing activities:
  Property and equipment purchases, net                            (316)      (180)
  Music catalog additions                                          (350)      (125)
  Other                                                             (20)       (91)

  Cash used for investing activities                               (686)      (396)

Cash flows from financing activities:
  Proceeds from note payable to bank, net                         2,312       --
  Payment of note payable to Affiliate                           (1,000)      --
  Proceeds from exercise of stock options                            14         54

  Cash provided by financing activities                           1,326         53

Effect of exchange rates on cash and cash equivalents               (67)        18

Net decrease in cash and cash equivalents                        (1,472)    (1,215)

Cash and cash equivalents at beginning of year                    4,171      4,798

Cash and cash equivalents at period end                         $ 2,699    $ 3,583



                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter or nine month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.


2. DIVESTITURE OF SUBSIDIARIES

    The Company has evaluated various alternatives to improve operating performance in Germany and Spain, two unprofitable European operations. In December 1994 the Company retained investment banking assistance and commenced an effort to identify strategic partners or buyers for its German and Spanish subsidiaries. To date, no agreement with a strategic partner or buyer has been reached. The Company is continuing its efforts in this area, specifically strategic partnering, and anticipates downsizing/re-structuring the operations in order to limit future losses if no agreement can be reached by its fiscal year end, June 30, 1995. For the nine months ended March 31, 1995, the German and Spanish subsidiaries represented approximately 22% and 11% of consolidated net sales, respectively. No amounts have been recorded in the March 31, 1995 financial statements to reflect the ultimate disposition of these subsidiaries.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       Results of Operations

         The following tables set forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.


K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)


                                                          Quarter Ended March 31, 1995
                                         North America             Europe                 Total

Net Sales                              $ 8,508     100%      $ 7,917     100%      $ 16,425     100%

Costs and expenses
  Cost of goods sold                     5,355      63%        3,168      40%         8,523      52%
  Advertising                              791       9%        2,188      28%         2,979      18%
  Selling, general & administrative      2,310      27%        2,782      35%         5,092      31%

Operating Income (Loss)                     52       1%         (221)     (3)%         (169)     (1)%

Non-operating income (expense)               9      --           249       3%           258       2%

Benefit (provision) for income taxes       (40)     (1)%         (30)     --            (70)     (1)%

Net Income (Loss)                      $    21      --       $    (2)     --       $     19      --


K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION (continued)
(IN 000'S)


                                                     Quarter Ended March 31, 1994
                                       North America           Europe               Total
Net Sales                              $7,240   100%     $ 6,261     100%      $13,501   100%

Costs and expenses
  Cost of goods sold                    4,192    58%       2,768      44%        6,960    51%
  Advertising                             823    11%       1,579      25%        2,402    18%
  Selling, general & administrative     1,533    21%       2,124      34%        3,657    27%

Operating Income (Loss)                   692    10%        (210)     (3)%         482     4%

Non-operating income (expense)            121     2%         (83)       %           38    --

Benefit (provision) for income taxes      112     1%          --        %          112     1%

Net Income (Loss)                      $  925    13%     $  (293)     (5)%     $   632     5%


In addition to the operating amounts above for the quarter ended March 31, 1995, the parent holding company recorded $349,000 in expenses. For the quarter ended March 31, 1994, the parent holding company recorded $261,000 in expenses. The increase in costs was due to additions in personnel and the establishment of a corporate satellite office in Los Angeles.


K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)


                                                       Nine Months Ended March 31, 1995
                                         North America              Europe                Total

Net Sales                              $ 25,582     100%      $ 24,304     100%      $ 49,886     100%

Costs and expenses
  Cost of goods sold                     15,650      61%        10,615      44%        26,265      53%
  Advertising                             2,286       9%         6,602      27%         8,888      18%
  Selling, general & administrative       6,442      25%         7,610      31%        14,052      28%

Operating Income                          1,204      05%          (523)     (2%)          681       1%

Non-operating income (expense)              282       1%             8      --            290       0%

Benefit (provision) for income taxes       (179)     (1)%         (127)     (1)%         (306)     (1)%

Net Income (Loss)                      $  1,307       5%      $   (642)      3%      $    665      --


K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION (continued)
(IN 000'S)


                                                     Nine Months Ended March 31, 1994
                                        North America             Europe                  Total

Net Sales                              $ 20,789    100%     $ 18,372     100%      $ 39,161    100%

Costs and expenses
  Cost of goods sold                     11,410     55%        7,802      42%        19,212     49%
  Advertising                             1,837      9%        5,293      29%         7,130     18%
  Selling, general & administrative       4,433     21%        6,381      35%        10,814     28%

Operating Income                          3,109     15%       (1,104)     (6%)        2,005      5%

Non-operating income (expense)              309      1%         (319)     (2)%          (10)    --

Benefit (provision) for income taxes        (70)     0%           (3)     --            (73)    --

Net Income (Loss)                      $  3,348     16%     $ (1,426)     (8%)     $  1,922      5%


In addition to the operating amounts above for the nine months ended March 31, 1995, the parent holding company recorded $19,000 in revenue and $871,000 in expenses. For the nine months ended March 31, 1994 the parent holding company recorded $12,000 in revenue and $642,000 in expenses. The increase in costs was due to additions in personnel and the establishment of a corporate satellite office in Los Angeles.

        For the nine months ended March 31, 1995 consolidated net sales were $49,905,000 with an operating loss of $171,000 and a net loss of $187,000 or $.05 per share. Consolidated net sales for the same period last year were $39,173,000 with operating income of $1,375,000 and net income of $1,292,000 or $.34 per share.

        For the quarter ended March 31, 1995 consolidated net sales were $16,425,000 with an operating loss of $518,000 and a net loss of $330,000 or $.09 per share. For the same period last year, net sales were $13,501,000 with operating income of $221,000 and net income of $371,000 or $.10 per share.

        Consolidated net sales increased $10,732,000 or 27% for the first nine months of fiscal 1995 and $2,924,000 or 22% for the quarter ended March 31, 1995. The increase was primarily due to sales volume growth in the Company's United States (U.S.) consumer convenience product business from new and higher priced products and some European sales growth resulting from more television direct response promotions than in the prior year comparable period. Foreign currency conditions were more favorable than in the comparable prior year period and caused sales to be $2,416,000 higher for the nine months ended March 31, 1995 than they would have been had exchange rates remained consistent with the prior year.

        Consolidated cost of goods sold for the nine months ended March 31, 1995 increased to 53% of sales compared to 49% for the same period last year. In Europe, the increase was primarily the result of the change in product lines in the United Kingdom to a predominance of budget priced entertainment products (music and video) compared to mainly consumer convenience products sold in the prior year comparable period. In North America, costs of goods sold increased due mainly to the sale of some higher priced, lower margin consumer convenience product items and a product mix of slightly higher cost music product. Consolidated cost of goods sold for the quarter ended March 31, 1995 increased to 52% of sales compared to 51% for the comparable period. While cost of goods sold increased for the quarter in North America as indicated above, cost of goods sold for the quarter in Europe declined due to a higher volume of direct response sales in Spain and Germany than in the previous year comparable period. Direct response sales carry a higher gross margin before advertising than retail sales.

        Advertising costs as a percentage of sales for the nine months and quarter ended March 31, 1995 were flat, compared to the comparable period in the prior year. As indicated above, stronger direct response sales in Spain and Germany were supported by an increase in advertising costs for the quarter ended March 31, 1995. The third quarter increase in advertising costs in Europe was offset by tight third quarter control of advertising costs (mostly print) in North America.

        Selling, general and administrative expenses for the nine month period ended March 31, 1995 were $14,952,000 or 30% of sales compared to $11,587,000 also 30% of sales in the prior year comparable period. For the quarter ended March 31, 1995 selling, general and administrative expenses were $5,450,000 or 33% of sales compared to $3,986,000 or 30% of sales in the prior year comparable period. Selling, general and administrative expenses as a percentage of sales for the nine months and quarter ended March 31, 1995 in North America increased due to the addition of overhead necessary to support the planned growth of retail sales in the entertainment and consumer convenience products businesses. Offsetting increases in North America, selling, general and administrative expenses as a percentage of sales in Europe for the nine months ended March 31, 1995 decreased primarily due to the strengthening of sales in Spain and Finland achieving significantly greater sales volume in the current year period with comparable overhead to the prior year period.

        The Company experienced operating losses of $171,000 and $518,000 for the nine months and quarter ended March 31, 1995 respectively compared to operating income of $1,375,000 or 4% of sales and $221,000 or 2% of sales respectively for the same periods last year. The operating income declined in North America for the nine months ended March 31, 1995 compared to the prior year comparable period as a result of increases in overhead and product cost discussed above and some unsuccessful advertising promotions in the second quarter of fiscal 1995. Operating losses in Europe for the nine months ended March 31, 1995 declined compared to the prior year comparable period due to successful entertainment product operations in Finland, closedown of operations in a French subsidiary at the end of fiscal 1994 that had significant prior year operating losses and discontinuance of unprofitable consumer convenience products lines in the United Kingdom at the end of fiscal 1994. The decrease in operating income in North America for the quarter ended March 31, 1995 was due to overhead and product cost increases discussed above.

        Closedown charges of $624,000 were provided for at the end of fiscal 1994 relating to closing loss operations in France and New Zealand and consumer convenience product operations in the United Kingdom. The closedowns are now complete and the June 30, 1994 accrued charge accurately reflected the actual costs incurred to complete the processes resulting in no material additional benefit or expense in fiscal 1995.

        During the nine month period ended March 31, 1995, the Company experienced a foreign currency transaction gain of $303,000 compared to a loss of $31,000 in the comparable period in the prior year. For the quarter ended March 31, 1995, the Company experienced a foreign currency transaction gain of $288,000 compared to a prior year third quarter gain of $25,000. The foreign currency transaction gain was considerably larger for the third quarter of fiscal 1995 due to more favorable foreign exchange rate fluctuations than in the previous year. The Company has a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to certain European subsidiaries' liabilities which are payable to the Company's U.S. parent or U.S. subsidiaries. The Company's use of forward contracts has been strictly limited to hedging specific intercompany or third party receivable balances denominated in foreign currency. In accordance with generally accepted accounting principles, the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

        The provision for income taxes was $306,000 and a tax benefit of $70,000 was recorded for the nine months and quarter ended March 31, 1995 respectively compared to a tax provision of $73,000 and a tax benefit of $112,000 in the prior year comparable periods. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

        Operating results for the nine month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year as a whole.


B.      Liquidity and Capital Resources

        During the nine months ended March 31, 1995, cash and cash equivalents decreased approximately $1,472,000 to $2,699,000. The overall decrease in cash was primarily due to the net loss for the period and increases in nearly all current operating items (accounts receivable, inventories, royalty advances, prepaid expenses and current liabilities) which continued to be driven by strong sales growth which continued through the third quarter. The related collections and payments will occur in the fourth quarter of this fiscal year and into the first quarter of fiscal 1996. Part of the cash decrease was offset by proceeds received under the Company's working capital line of credit.

        During the first nine months of fiscal 1995 the Company purchased approximately $86,000 of consumer convenience product from an affiliate controlled by the Chairman of the Board. The Company owed approximately $51,000 to the affiliate at March 31, 1995. Also, this same affiliate purchased approximately $152,000 from the Company during the first nine months ended March 31, 1995 and owed the Company $175,000 at March 31, 1995. Outstanding balances are settled on a timely basis. No interest will be charged on the related outstanding balances during fiscal 1995.

        On July 22, 1994, two of the Company's United States subsidiaries, K-tel International (USA), Inc. and Dominion Entertainment, Inc. ("Borrowers") entered into a revolving credit agreement with TCF Bank Minnesota. The agreement provided for an asset based line of credit of up to $5,000,000 with availability based on a monthly borrowing base derived from the Borrowers accounts receivable and inventory. Borrowings were collateralized by the assets of the Borrowers including accounts receivable, inventories, equipment, and Dominion Entertainment, Inc.'s owned music master recordings. Interest on borrowings were accrued and due monthly at a rate of prime plus one and one half percent. K-tel International, Inc., guaranteed any borrowings. Maturity date of this revolving credit agreement is July 22, 1995. Under the agreement, the Borrowers were required to maintain minimum levels of tangible net worth and certain other financial ratios.

        The line of credit was amended January 31, 1995 to more properly define financing requirements and costs to individual subsidiaries operations. K-tel International (USA), Inc. and Dominion Entertainment, Inc. are entertainment product (primarily music) marketing companies while K-tel, Inc. is a consumer convenience product marketing company. The amendment reduced the asset based line of credit of K-tel International (USA), Inc. and Dominion Entertainment, Inc. from (up to) $5,000,000 to (up to) $2,000,000 based on a monthly borrowing base as previously described. The collateral, interest, guarantor, maturity date, and financial worth and ratio covenants for the amended agreement are the same as described above for the original, July 22, 1994 $5,000,000 revolving credit agreement between K-tel International (USA), Dominion Entertainment, Inc., and TCF Bank Minnesota. As of May 5, 1995, the balance drawn against the line of credit was $1,762,000.

        Also on January 31, 1995, K-tel, Inc., the Company's United States consumer product marketing subsidiary, entered into a revolving credit agreement with TCF Bank Minnesota. The agreement provides for an asset based line of credit of up to $3,000,000 with availability based on a monthly borrowing base derived from K-tel, Inc.'s accounts receivable and inventory. Borrowings are collateralized by the assets of K-tel, Inc. including accounts receivable and inventory. Interest on borrowings will accrue and be due monthly at a rate of prime plus one and one half percent. K-tel International, Inc., K-tel International (USA), Inc. and Dominion Entertainment, Inc. are all guarantors for any borrowings. Maturity date of this revolving credit agreement is July 22, 1995. Under the agreement, K-tel, Inc. is required to maintain minimum levels of tangible net worth and certain other financial ratios. As of May 5, 1995, the balance drawn against the line of credit was $2,043,000.

        The combined loan balance outstanding for K-tel International (USA), Inc., Dominion Entertainment, Inc. and K-tel, Inc. at March 31, 1995 was $2,312,000.

        Management considers its cash needs for the current fiscal year to be adequately covered by its operations, borrowings under the TCF lines of credit or by funding from another company controlled by the Chairman of the Board. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices. It is the Company's intention to renew its lines of credit with TCF for at least an additional year when they mature on July 22, 1995. The Company has initiated discussions with TCF and believes the lines of credit will be renewed.


C.      European Operations

        The Company has evaluated various alternatives to improve operating performance in Germany and Spain, two unprofitable European operations. In December 1994 the Company retained investment banking assistance and commenced an effort to identify strategic partners or buyers for its German and Spanish subsidiaries. To date, no agreement with a strategic partner or buyer has been reached. The Company is continuing its efforts in this area, specifically strategic partnering, and anticipates downsizing/re-structuring the operations in order to limit future losses if no agreement can be reached by its fiscal year end, June 30, 1995. For the nine months ended March 31, 1995, the German and Spanish subsidiaries represented approximately 22% and 11% of consolidated net sales, respectively. No amounts have been recorded in the March 31, 1995 financial statements to reflect the ultimate disposition of these subsidiaries.


PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    EXHIBIT INDEX

             Exhibit 11 - Statement Regarding Computation of Earnings Per Share.
             Exhibit 27 - Financial Data Schedule (SEC use)

      (b)    REPORTS ON FORM 8-K

             The company did not file any reports on Form 8-K during the quarter ended March 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    K-TEL INTERNATIONAL, INC.
                                    REGISTRANT



                                    /S/ MICKEY ELFENBEIN
                                    MICKEY ELFENBEIN
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER



                                    /S/ MARK DIXON
                                    MARK DIXON
                                    CHIEF FINANCIAL OFFICER
                                    (principal accounting officer)