Form 10-K
period 1995-06-30
K TEL INTERNATIONAL INC
filed 1995-10-12
CIK 54193

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995            Commission File Number 0-6664

                           K-TEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Minnesota                                                            41-0946588
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2605 Fernbrook Lane North, Minneapolis, Minnesota                    55447-4736
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (612) 559-6888

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock-par value $.01

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

The aggregate market value of the voting stock held by non-affiliates of the registrant (879,000 shares) at September 28, 1995 was $3,516,000 based on the closing price of the stock as of that date on the NASDAQ National Market System.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__ No__

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 1995 there were approximately 3,713,797 common shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 1995, are incorporated into Part IV of this Form.

                                     PART I


ITEM 1: BUSINESS

K-tel International, Inc. is an international marketing and distribution company for packaged consumer entertainment (music and video) and consumer convenience products (lower priced housewares, automotive accessories, exercise devices, etc.) and is a leader in the market niche for pre-recorded music compilations. With its more than twenty years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, including knowledgeable personnel, information systems, distribution capabilities and media buying ability, to launch music, consumer convenience and video products quickly in the North American and European markets through both retail (direct to retailers or through rackjobbers who are distributors which stock and manage inventory within certain music and video departments for some retail stores) and direct response (direct to consumer) in the U.S. and through foreign subsidiaries and licensees in the United Kingdom ("U.K."), Europe and the Pacific region.

The Company was incorporated in 1968 with its current corporate offices located at 2605 Fernbrook Lane North, Minneapolis, Minnesota, 55447-4736.

As used in this report the terms, "Registrant", "K-tel" and the "Company" refer to K-tel International, Inc. and its Subsidiaries, unless the context otherwise requires.


Development of Business

The Company's core business for many years has been the marketing and selling of pre-recorded music, mainly in compilation format including various artists under a similar theme. The Company's source for music is either its owned music master catalog or songs licensed from third party record companies.

Videos with a special theme concept provide the Company with a product line compatible with music and have been marketed and distributed throughout the Company's foreign subsidiaries, mainly in the United Kingdom.

In the late 1980's, the Company initiated its marketing of recorded music into Germany through direct to consumer advertising, utilizing terrestrial (local, within country) TV stations. Shortly thereafter, the Company expanded its direct response marketing in Europe through Pan European satellite television which enabled the company to market its products in various countries and languages simultaneously. The Company is currently not actively involved in Pan European satellite television marketing with the exception of some occasional new product tests.

During fiscal 1990 the Company completed separate sales of both its consumer convenience products and sell-through video businesses in Australia due to the subsidiary's inability to generate sufficient sales and profits. From 1990 through 1994, the Company maintained a limited presence in Australia by licensing the K-tel name and trademarks along with its owned music master catalog to a third party. The Company has continued to monitor the potential for profit in that region and, in fiscal 1993, re-established a legal entity in Australia. The company has not yet determined when it will commence operations in that market.

Throughout fiscal 1989 and 1990 the Company's subsidiary in the U.K. provided distribution services for a major rackjobber of sell-through videos (videos sold to consumers at retail, not rental). Providing these services substantially utilized the U.K. subsidiary's existing distribution assets and systems. The agreement expired in June 1990 as a result of the rackjobber developing its own distribution system. During the period of the agreement the Company evaluated the future distribution business potential and found that it was unable to attract sufficient third party distribution clients to sustain this low margin, high overhead business. At the end of fiscal 1990, the Company decided to discontinue the distribution business and sold all of its distribution assets and systems in the U.K. The result of this sale was reported by the Company during fiscal 1991. As a result of the sale, the Company formed a new U.K. subsidiary to market sell-through videos, music products and consumer convenience products which are distributed by third parties, to license the Company's owned music master catalog, and to assist in the development of direct response business in European markets.

In the early 1990's the Company increased its level of marketing consumer convenience product in the U.S., U.K. and Europe primarily by expanding direct to consumer marketing. By the end of fiscal 1993, consumer convenience product sales, generated from direct to consumer marketing and retail sales, comprised over 40% of the Company's consolidated net sales. In fiscal 1994, consumer convenience product marketing generated approximately 34% of the Company's consolidated net sales. At the end of fiscal 1994, the Company decided to cease consumer convenience product marketing in the United Kingdom due to unprofitable results in this area and a reliance on expensive television advertising to support sales levels. In fiscal 1995, consumer convenience product marketing generated approximately 39% of the Company's consolidated net sales with the percentage increasing from fiscal 1994 due to strong U.S. consumer convenience product retail sales growth. In the fourth quarter of fiscal 1995, due to continuing unprofitable operations, the Company decided to close its operations in Spain which relied almost entirely on consumer convenience product, and to restructure/downsize its operations in Germany by eliminating short form (30, 60, 90 second spot television commercials) direct response consumer convenience product marketing. The impact of these decisions should reduce the Company's overall percentage of consumer convenience product sales to total consolidated net sales in the future.

In fiscal 1992 the Company incorporated new subsidiaries in Spain and France. The Spanish subsidiary sold consumer convenience product direct to consumers and expanded into retail outlets in fiscal 1993. The Spanish subsidiary also expanded its direct to consumer marketing of consumer convenience product into the Portuguese marketplace in fiscal 1993. The French subsidiary marketed and sold sell-through videos to retail outlets and expanded into retail and mail order markets with consumer convenience product in fiscal 1993. At the end of fiscal 1994, the Company decided to close its operations in France due to continued losses in direct to consumer marketing programs resulting partly from restrictive government regulations on television advertising. The costs of closing the Company's French operations were recorded by the Company in the fourth quarter of fiscal 1994. In the fourth quarter of fiscal 1995, the Company decided to close its operations in Spain due to continued losses in that territory. The expected costs of closing the Spanish operations were recorded by the Company in the fourth quarter of fiscal 1995.

The Company operated in the New Zealand marketplace for over twenty years and received marketing and product development support from the Company's Australian subsidiary for many of those years due to the close geographic locations of the companies. As previously described, the Company sold its Australian businesses in fiscal 1990. As a result, the Company's New Zealand product origination and operating costs increased to the point where it was unable to remain profitable. As a result, at the end of fiscal 1994, the Company decided to close operations in New Zealand. The costs of closing the Company's New Zealand operations were recorded by the Company in the fourth quarter of fiscal 1994.


Description of Current Business

During fiscal 1995 the Company continued to market and sell pre-recorded music both from the Company's owned music master catalog and licensed from third party record companies. Sales of albums, cassettes and compact discs were made to rackjobbers, wholesalers and retailers in the U.S. and through subsidiaries and licensees in the U.K., Europe and Pacific Region. The pre-recorded music business is highly competitive and dominated by six major record companies. The Company primarily operates in a niche market and is largely dependent on its continued ability to utilize its owned music master catalog in addition to obtaining licenses which enable the Company to create compilation packages. The Company obtains master and mechanical rights ("Rights") through licensing arrangements with many record companies and publishers. The Rights are generally limited to a specific use and require payment of royalties based on the number of units sold. In most instances, advances against royalties are required in order to obtain the Rights.

A part of the Company's U.K. subsidiary's business is the marketing and sale of sell-through video product. A small amount of video product is also sold in the Company's other foreign subsidiaries. The Company licenses or buys this product from third party video production companies. The Rights obtained to market video product generally require payment of royalties based on the number of units sold. As is the case with music, advances against royalties are often required in order to obtain these video rights.

One of the Company's major assets is its music master catalog consisting of original recordings and re-recordings of music from the 1950s through the 1980s ("Master Recordings"). The Master Recordings, in addition to internal use, are licensed to third parties world wide for either a flat fee or a royalty based on the number of units sold.

Television direct response marketing of recorded music, sell-through video and consumer convenience product is a major source of revenue for the Company, specifically in Europe. The Company initiated its direct response business in Germany and expanded into most of Europe. The Company continues to perform direct response marketing activities throughout Europe, mostly in Germany, through terrestrial (local, within country) television advertising campaigns. Product awareness created through direct response advertising contributes to customer demand at the retail store level. One of the Company's primary goals in its direct response campaigns is not only to generate revenues and profits from such sales themselves, but also to generate subsequent retail demand which should help to enhance profitability.

During fiscal 1995, consumer convenience product sales remained a significant portion (approximately 39%) of the Company's overall consolidated net sales compared to 34% in 1994. The increase was largely the result of strong increases in fiscal 1995 U.S. consumer convenience product retail sales due to increased human resources and marketing efforts. Sales growth in this area is expected to continue in fiscal 1996 as the Company dedicates more resources to this expansion. In the fourth quarter of fiscal 1995, due to continuing unprofitable operations, the Company decided to close its operations in Spain which relied almost entirely on consumer convenience product, and to restructure/downsize its operations in Germany by eliminating short form (30, 60, 90 second spot television commercials) direct response consumer convenience product marketing. The impact of these decisions should reduce the Company's overall percentage of consumer convenience product sales to total consolidated net sales in the future. Consumer convenience products were sold to wholesalers and retailers as well as direct to consumers, usually supported by television advertising. Television direct response marketing was mainly focused in Europe; however; the Company continued its development in the U.S. of television direct response marketing of consumer convenience and music products in fiscal 1995 with numerous tests and some smaller roll out promotions. The United States operation intends to continue developing direct response marketing in the upcoming fiscal year. The Company has also initiated print direct response campaigns for consumer convenience and music products. These print campaigns have been and will probably remain a fairly small part of the Company's overall direct response business. Consumer convenience products are developed centrally for potential distribution in all of the Company's subsidiaries. The consumer convenience product market is highly competitive. The Company has operated in this competitive market by selling lower priced (usually under $100 retail price) goods since its inception and relies on its experience in consumer convenience product selection, commercial production and television marketing to be competitive in this business.

Public awareness of the Company's products is created through television and print advertising campaigns, in-store displays and eyecatching packaging.

The Company's products are manufactured by third party suppliers with components supplied by independent vendors. Management believes that alternative sources of supply are available for all of its product needs.

Sales to Handleman Company represented 11%, 14% and 12% of the Company's consolidated net sales for the years ended June 30, 1995, 1994 and 1993. Loss of business with the Handleman Company would have a material adverse effect on the Company's operating results.

Most music product sales are made with the right of the Company's customer to return unsold product for full credit. The Company does not carry extensive inventories and returns are generally resold.

At June 30, 1995 the Company employed 186 full time people worldwide.


Prospective Information

On July 24, 1995, the Board of Directors of K-tel International, Inc. (the Company) approved the sale of its consumer entertainment business to a corporation controlled by the Company's President and Chief Executive Officer (the Purchaser). The Company proposes to sell its consumer entertainment business to the Purchaser by selling to the Purchaser three domestic subsidiaries and ten foreign subsidiaries (the "Entertainment Subsidiaries") which own the master recording catalog rights to music recordings and through which the Company operates its consumer entertainment products business at a purchase price of $25,000,000 plus certain adjustments estimated at June 30, 1995 to increase the total purchase price to approximately $32,000,000. The Company will retain and continue to operate its non-entertainment consumer product business, including two domestic subsidiaries (the "Remaining Subsidiaries") operating the retained business. As part of the transactions, the Company and the Remaining Subsidiaries will repay the net intercompany debt owed by them to the Entertainment Subsidiaries estimated to be approximately $8,700,000 at June 30, 1995 and will repay bank indebtedness estimated at June 30, 1995 to be approximately $1,500,000.

For financial information about the Company's foreign and domestic operations for each of the last three fiscal years ended June 30, 1995, see Note 3 to the consolidated financial statements.


ITEM 2: PROPERTIES

K-tel's corporate offices and U.S. operations are located in leased facilities in a suburb of Minneapolis, Minnesota. The property consists of 115,859 square feet of office and warehouse facilities.

K-tel's foreign subsidiaries lease a total of 34,359 square feet of office and warehouse facilities.

Due to recent growth, the Company's U.S. operations have expanded the amount of leased warehouse distribution space used in the past two years. In the fourth quarter of fiscal 1995, the Company's U.S. operations leased and sub-leased new, larger office and warehouse facilities to properly accommodate recent growth. These facilities carry lease payment obligations through the year 2000. The facilities leased are part of multi-tenant facilities. See Note 7 to the consolidated financial statements.


ITEM 3: LEGAL PROCEEDINGS

As of the date hereof, the Company was not involved in any material legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1995.


                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

On September 28, 1995 there were 1,782 record owners of the Company's common stock and approximately 3,724,172 shares outstanding. On July 19, 1993, K-tel International, Inc. common stock commenced trading on the NASDAQ National Market System under the symbol "KTEL". Previously, trading of shares of the Company's common stock was limited and sporadic in the local over-the-counter market.

The following table shows the range of high and low closing sales prices per share of the Company's Common Stock as reported by the Nasdaq Stock Market for the fiscal year periods indicated:

                                    1994             1995
                                High      Low    High     Low
               First Quarter    9 3/8    7 1/2   5 1/8    3
               Second Quarter  10 3/4    6 1/2   5 3/4    3
               Third Quarter    7 1/4    6 1/4   6 1/8    3 3/4
               Fourth Quarter   7        4 3/4   4        3

No dividends have been declared on the Company's common stock during the past two fiscal years and the Company does not expect to pay cash dividends in the foreseeable future. Management plans to use cash generated from operations for expansion of its business.


ITEM  6:  SELECTED  FINANCIAL  DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel International, Inc. and its subsidiaries as of and for the five years ended June 30, 1995. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

                                                     Year Ended June 30,
                                      1995       1994      1993       1992       1991

Net Sales                          $ 65,917    $54,270   $55,714   $ 48,234   $ 35,252
Operating Income (Loss)            $ (2,188)   $   223   $ 3,623   $  2,488   $    727
Net Income (Loss)                  $ (2,483)   $   376   $ 2,701   $  1,875   $    558
Net Income (Loss) Per Common
  and Common Equivalent Share      $   (.67)   $   .10   $   .72   $    .50   $    .15
Total Assets                       $ 28,637    $26,874   $21,922   $ 22,292   $ 15,942
Long-Term Debt                     $   --      $  --     $     2   $     66   $    116
Cash Dividends Declared and Paid   $   --      $  --     $   --    $   --     $   --




ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

A. Results of Operations

The following tables set forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales. All amounts are in thousands of dollars.





                                                     Year Ended June 30, 1994
                                      North America      Europe and Pacific           Total

Net Sales                             $36,579   100%     $ 29,338     100%      $ 65,917     100%

Costs and expenses
  Cost of goods sold                   22,131    61%       13,607      46%        35,738      54%
  Advertising                           3,490     9%        8,111      28%        11,601      17%
  Selling, general & administrative     9,155    25%        9,641      33%        18,796      29%
  Restructuring/closedown charges        --      --           652       2%           652       1%
Operating Income (Loss)                 1,803     5%       (2,673)     (9)%         (870)     (1)%



(ABOVE TABLE CONTINUED)

                                                        Year Ended June 30, 1995
                                         North America      Europe and Pacific          Total

Net Sales                                $28,606   100%     $ 25,664     100%      $54,270   100%

Costs and expenses
  Cost of goods sold                      16,003    56%       11,268      44%       27,271    50%
  Advertising                              2,787    10%        7,676      30%       10,463    19%
  Selling, general & administrative        6,225    22%        8,374      33%       14,599    28%
  Restructuring/closedown charges           --      --           624       2%          624     1%
Operating Income (Loss)                    3,591    12%       (2,278)     (9)%       1,313     2%


For the year ended June 30, 1995, the parent company recorded $1,318,000 in expenses. For the year ended June 30, 1994, the parent company recorded $1,090,000 in expenses. The increase in costs was due to additions in personnel and the establishment of a corporate satellite office in Los Angeles.


                                                      Year Ended June 30, 1994
                                      North America      Europe and Pacific          Total
Net Sales                             $28,606   100%     $ 25,664     100%      $54,270   100%
Costs and expenses
  Cost of goods sold                   16,003    56%       11,268      44%       27,271    50%
  Advertising                           2,787    10%        7,676      30%       10,463    19%
  Selling, general & administrative     6,225    22%        8,374      33%       14,599    28%

  Restructuring/closedown charges        --      --           624       2%          624     1%


Operating Income (Loss)                 3,591    12%       (2,278)     (9)%       1,313     2%


(ABOVE TABLE CONTINUED)

                                                     Year Ended June 30, 1993
                                        North America    Europe and Pacific         Total
Net Sales                               $18,976   100%     $36,738   100%     $55,714   100%
Costs and expenses
  Cost of goods sold                     10,551    56%      13,400    37%      23,951    43%
  Advertising                             1,251     6%      10,405    28%      11,656    20%
  Selling, general & administrative       5,063    27%      10,279    28%      15,342    28%

  Restructuring/closedown charges          --      --         --      --         --      --


Operating Income (Loss)                   2,111    11%       2,654     7%       4,765     9%



In addition to the operating amounts above, the parent company recorded $1,090,000 in expenses for the year ended June 30, 1994 and $1,142,000 for the year ended June 30, 1993.


Fiscal 1995 in Comparison with Fiscal 1994

Consolidated net sales for the fiscal year ended June 30, 1995 were $65,917,000 with an operating loss of $2,188,000 and a net loss of $2,483,000 or $(.67) per share. Consolidated net sales for the fiscal year ended June 30, 1994 were $54,270,000 with operating income of $223,000 and net income of $376,000 or $.10 per share.

Consolidated net sales increased $11,647,000 or 21% for the fiscal year ended June 30, 1995. The increase was primarily due to sales volume growth in the Company's United States (U.S.) consumer convenience product lines from new and higher priced products and some European sales growth resulting from more television direct response promotions than in the prior year. Foreign currency conditions were more favorable than in the fiscal year ended June 30, 1994 and caused sales to be $2,932,000 higher for the year ended June 30, 1995 than they would have been had exchange rates remained consistent with the prior year.

Consolidated cost of goods sold for the year fiscal ended June 30, 1995 increased to 54% of sales compared to 50% for the fiscal year ended June 30, 1994. In Europe, the increase was the result of the change in product lines in the United Kingdom to a predominance of budget priced entertainment products (mainly music products) compared to mainly consumer convenience products sold in the prior year. Also in Europe, the Company incurred inventory write downs to realizable value indirectly related to the overall restructuring/downsizing effort in Germany and the closing of the Spanish entity (as discussed in more detail below). In North America, cost of goods sold increased due mainly to the sale of some higher priced, lower margin consumer convenience product items and a product mix of slightly higher cost music product.

Advertising costs as a percentage of net sales for the fiscal year ended June 30, 1995 were 18% compared to 19% for the previous year. The slight decrease from previous fiscal year was mainly the result of the changing of product lines in the United Kingdom to predominantly budget priced entertainment product (mainly music products) from primarily consumer convenience product sold in the fiscal year ended June 30, 1994. Entertainment products typically require less advertising than consumer convenience product. North American advertising costs as a percentage of net sales were flat for the year ended June 30, 1995 compared to the previous year.

Selling, general and administrative expenses for the fiscal year ended June 30, 1995 were $20,192,000 or 31% of net sales compared to $16,086,000 or 30% of net sales in the prior fiscal year. Selling, general and administrative expenses for the year ended June 30, 1995 were higher than the previous year due to North American overhead additions necessary to support recent sales growth and planned future sales growth of retail sales in both entertainment and consumer convenience product lines. European selling, general and administrative expenses for the year ended June 30, 1995 are higher in absolute dollars but comparable as a percentage of net sales to the previous fiscal year due primarily to more television direct response promotions in the current year which produced higher sales revenues but also resulted in more variable selling and shipping expenses.

Restructure/closedown charges of $652,000 in 1995 resulted from the fourth quarter decision to close loss operations in Spain and to restructure/downsize loss operations in Germany. Throughout fiscal year 1995, the Company evaluated various alternatives to improve operating performance or eliminate future potential negative results from the German and Spanish operations. Investment banking assistance was retained to identify strategic partners or buyers for each company but no suitable agreements were reached resulting in the restructuring and closing down of the entities. In the fourth quarter of fiscal 1995, management made firm commitments and developed and began implementation of a formal plan to wind down the operations in Spain and restructure/downsize the operations in Germany by eliminating short form (30, 60, 90 second spot television commercials) direct response consumer convenience product marketing (which was previously a significant part of the German operations) and downsizing the current distribution facility to approximately one third of the current size and cost. The resulting smaller German operation will focus on short and long form (infomercials, generally 30 minute commercials) direct response marketing of music products.

The Company provided closedown charges of $624,000 in 1994 relating to the Company's closing of loss operations in France and New Zealand and consumer convenience product operations in the United Kingdom. The closedowns were completed in the fiscal year ended June 30, 1995 and the accrued charge at June 30, 1994 approximated the actual costs incurred to complete the closedowns resulting in no material additional benefit or expense in fiscal 1995.

The Company experienced an operating loss of $2,188,000 for the year ended June 30, 1995, compared to operating income of $223,000 for the fiscal year ended June 30, 1994. Operating income declined in North America for the year ended June 30, 1995 compared to the prior year as a result of increases in overhead and product cost discussed above and some unsuccessful advertising promotions in the second quarter of fiscal 1995. Operating losses in Europe for the year ended June 30, 1995 increased in comparison to the prior fiscal year despite very successful entertainment product operations in Finland and the closedown of operations in a French subsidiary at the end of fiscal 1994 (that had significant prior year operating losses) and the discontinuance of unprofitable consumer convenience product lines in the United Kingdom at the end of fiscal 1994. This overall increase in European operating losses was due to continued losses from the Company's German and Spanish operations and the aforementioned fourth quarter restructure/closedown charges associated with those entities.

During the year ended June 30, 1995, the Company experienced a foreign currency transaction gain of $180,000 compared to a gain of $28,000 in the previous year. For the year ended June 30, 1995, foreign exchange rate fluctuations have been more favorable to the Company than in the previous fiscal year. The Company has a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to certain European subsidiary's liabilities which are payable to the Company's U.S. parent or U.S. subsidiaries. The Company's use of forward contracts has been strictly limited to hedging specific intercompany or third party receivable balances denominated in foreign currency. In accordance with generally accepted accounting principles, the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

The provision for income taxes was $375,000 for the year ended June 30, 1995 compared to an income tax benefit of $35,000 for the fiscal year ended June 30, 1994. The prior year tax benefits were the result of loss carrybacks available in certain foreign subsidiaries. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.


Fiscal 1994 in Comparison with Fiscal 1993

Consolidated net sales for the year ended June 30, 1994 were $54,270,000 with operating income of $223,000 and net income of $376,000 or $.10 per share. Consolidated net sales for the fiscal year ended June 30, 1993 were $55,714,000 with operating income of $3,623,000 and net income of $2,701,000 or $.72 per share.

Net sales decreased $1,444,000 or 3% from the prior year period. The sales decrease primarily occurred in the Company's European operations due principally to recessionary economic conditions in Europe, specifically in Germany, which resulted in less direct response advertising, promotions and sales as compared to the prior year. European sales declines were partially offset by sustained growth in music and consumer convenience product retail sales in the U.S. Music sales increased over fiscal year 1993 as a result of the U.S. operations which experienced success in most of its widely diverse, product offerings covering nearly all genres of music. Consumer convenience product sales in the U.S. also increased from fiscal year 1993 levels as the Company continued to apply its resources to the development and marketing of these product lines. Foreign currency conditions discussed below caused sales stated in U.S. dollars for the year ended June 30, 1994 to be approximately $2,181,000 less than they would have been had exchange rates remained consistent with fiscal 1993.

Cost of goods sold for the year ended June 30, 1994 was 50% of net sales compared to 43% for the year ended June 30, 1993. The increase was mainly the result of the reduction in European direct response sales in fiscal 1994 as a result of the recessionary conditions described above. Direct response sales typically carry higher gross margins before advertising costs.

For the year ended June 30, 1994, advertising costs were 19% of net sales compared to 21% for the year ended June 30, 1993. The decrease was attributable to retail sales representing a greater percentage of the total sales mix in fiscal 1994. Retail sales generally require less advertising expenditures than direct response sales. European advertising costs as a percentage of net sales increased slightly over fiscal year 1993 due in part to the planned expansion of the Company's European direct response efforts utilizing infomercial marketing. Infomercials are information programs of usually 15 to 30 minutes in length with commercial advertisements for consumer products related to the program. The Company commenced its European infomercial marketing activities in January 1994. The Company's U.S. operation experienced an increase in advertising costs over the fiscal year 1993 comparable period due to an increase in direct response advertising as the Company continued its U.S. expansion in this area. Even with this increase, overall Company advertising as a percentage of sales declined due to U.S. sales (mainly retail sales which carry lower advertising costs than European sales) representing a greater percentage of consolidated sales than in fiscal 1993.

Closedown charges of $624,000 resulted from the fiscal year 1994 fourth quarter decision to close loss operations in France and New Zealand and to closedown certain unprofitable consumer convenience product lines in the United Kingdom. The charges included provisions for the write-down of assets (inventories, accounts receivable and fixed assets) to estimated realizable values, the cost of certain lease obligations, employee severance costs, committed marketing costs and professional fees and other expenses associated with the closedowns. The closedown of the French and New Zealand operations were completed in the second quarter of fiscal 1995. The Company's United Kingdom operation ceased consumer convenience product marketing in the first quarter of fiscal 1995 due to unprofitable results in this area and a reliance on expensive television advertising to support sales levels.

Selling, general and administrative expenses for the year ended June 30, 1994 were $16,086,000 or 30% of net sales compared to $16,539,000 or 30% of net sales in the fiscal year ended June 30, 1993. The small decrease of $453,000 was due to less European sales resulting in less variable sales and distribution expense, specifically for direct to consumer sales.

Operating income decreased to $223,000 for the year ended June 30, 1994 compared to $3,623,000 in the fiscal year ended June 30, 1993. The decrease in operating income was mostly attributable to the European sales declines. The closedown charges for France and New Zealand also contributed to the decline. The U.S. operations experienced strong income gains over the previous year; however, these increases only partially offset the European decline.

During the year ended June 30, 1994, the Company experienced a $28,000 foreign currency transaction gain compared to a $498,000 loss in the fiscal year ended June 30, 1993. In fiscal 1994, foreign exchange rate fluctuations were more favorable to the Company than in the previous year. Also, in fiscal 1994, the Company initiated a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to its European subsidiaries liabilities which are payable to the Company's U.S. parent or U.S. Subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. The majority of the fiscal 1993 translation losses were the result of these intercompany liabilities. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

The Company experienced an income tax benefit of $35,000 for the fiscal year ended June 30, 1994 compared to a provision for income taxes of $527,000 in the previous year. The benefit resulted from loss carrybacks available in certain foreign subsidiaries. Also, the effective tax rate before these loss carrybacks was significantly lower than the previous year due to higher pre-tax income from the U.S. operations compared to previous year which results in more utilization of net operating loss carryforwards available to the Company.


Liquidity and Capital Resources

During the fiscal year ended June 30, 1995, cash and cash equivalents decreased approximately $2,017,000 to $2,154,000. The overall decrease in cash was primarily due to the net loss for the period and increases in nearly all current operating items (accounts receivable, inventories, royalty advances and prepaid expenses) which continued to be driven by strong sales growth through the fourth quarter. The related collections and payments will occur in the first and second quarter of fiscal 1996. Part of the cash decrease was offset by a net increase in borrowings.

During fiscal year ended June 30, 1995 the Company purchased approximately $354,000 of consumer convenience product from an affiliate controlled by the Chairman of The Board of Directors. The Company owed approximately $175,000 to the affiliate at June 30, 1995. Also, this same affiliate purchased approximately $228,000 of consumer convenience product from the Company during the fiscal year ended June 30, 1995 and owed the Company $208,000 at June 30, 1995. Outstanding balances are settled on a timely basis. No interest was charged on the related outstanding balances during fiscal 1995.

Three of the Company's United States subsidiaries, K-tel International (USA), Inc., Dominion Entertainment, Inc. and K-tel, Inc. (the "Subsidiaries") have revolving credit agreements maturing November 30, 1995. The agreements provide for an asset based line of credit not to exceed $5,500,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. K-tel International, Inc. has also guaranteed all borrowings of the Subsidiaries. Interest on borrowings is accrued and due monthly at a rate of prime plus one and one half percent (10.5%) at June 30, 1995. The amounts outstanding under these lines of credit were $2,516,000 at June 30, 1995. During 1995, average borrowings under the lines of credit were approximately $2,500,000, and the weighted average interest rate was 10.2%. The maximum amount outstanding under the lines of credit was $4,334,000 during fiscal 1995.

The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of June 30, 1995 the Subsidiaries were in compliance or have obtained waivers for these covenants.

Management considers its cash needs for the current fiscal year to be adequately covered by its operations, borrowings under the TCF lines of credit or by funding from another company controlled by the Chairman of the Board of Directors of the Company. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices. It is the Company's intention to renew its lines of credit for at least an additional year when they mature on November 30, 1995. The Company has initiated discussions with the bank and believes the lines of credit will be renewed.


Prospective Information

On July 24, 1995, the Board of Directors of K-tel International, Inc. (the Company) approved the sale of its consumer entertainment business to a corporation controlled by the Company's President and Chief Executive Officer (the Purchaser). The Company proposes to sell its consumer entertainment business to the Purchaser by selling to the Purchaser three domestic subsidiaries and ten foreign subsidiaries (the "Entertainment Subsidiaries") which own the master recording catalog rights to music recordings and through which the Company operates its consumer entertainment products business at a purchase price of $25,000,000 plus certain adjustments estimated at June 30, 1995 to increase the total purchase price to approximately $32,000,000. The Company will retain and continue to operate its non-entertainment consumer products business, including two domestic subsidiaries (the "Remaining Subsidiaries") operating the retained business. As part of the transactions, the Company and the Remaining Subsidiaries will repay the net intercompany debt owed by them to the Entertainment Subsidiaries estimated to be approximately $8,700,000 at June 30, 1995 and will repay bank indebtedness estimated at June 30, 1995 to be approximately $1,500,000.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 14, and identified in the index on page 25.


ITEM 9: DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following are the Directors and executive officers of the Company, their respective ages, the year in which each was elected a director and where applicable, the office of the Company held by the director. Each elected director will hold office until the next annual meeting of shareholders or until his respective successor has been duly elected and qualified.



                           Principal Occupation
                           during the past five                        Director
Name and Age               years                                        Since

Philip Kives               Founder of the Company;                       1968
   (66)                    Chairman of the Board
                           of the Company

Mickey Elfenbein           Chief Executive Officer,                      1973
   (48)                    President and Secretary
                           of the Company

Mark Dixon                 Vice President - Finance,                     1993
   (36)                    Chief Financial Officer/Treasurer
                           of the Company

Seymour Leslie             Chairman of the Leslie Group,                 1993
   (72)                    Inc. and Co-Chairman of
                           Leslie/Linton Entertainment, Inc.

Sanford Sigoloff           Chairman, President and                       1993
   (65)                    CEO of Sigoloff & Associates, Inc.

Jeffrey Koblick            Senior Vice President, Purchasing            Not Applicable
   (48)                    and Operations

David Weiner               Senior Vice President                        Not Applicable
   (38)


Mickey Elfenbein is a nephew of Philip Kives.

Philip Kives is the founder and Chairman of the Board of Directors of K-tel International, Inc.

Mickey Elfenbein has served K-tel International, Inc. in various capacities since 1969. He was appointed Chief Executive Officer in 1993.

Mark J. Dixon is Vice President Finance - Chief Financial Officer/Treasurer of K-tel International, Inc. Mr. Dixon joined the Company in 1983 and became a corporate officer in 1989. Prior to joining the Company, Mr. Dixon was with KPMG Peat Marwick, St. Paul, MN, earning his CPA in 1981. Mr. Dixon is a member of the Minnesota Society of CPA's and the AICPA.

Seymour Leslie has served as Chairman of the Leslie Group, Inc., a privately-held diversified investment company, since 1987 and as Co-Chairman of Leslie/Linton Entertainment, Inc., a privately-held diversified investment company, since June 1989. Mr. Leslie has been active in the recorded music industry since 1953 when he founded Pickwick International, Inc. Mr. Leslie served as Chairman of the Board of Pickwick until 1977. During his tenure, Pickwick became a dominant force in the industry and developed the Musicland chain into the largest record retailer in the world. He was named President of CBS Video Enterprises in 1980. In 1982, he left CBS to form the MGM/UA Home Entertainment Group, Inc., a company engaged in the home video and pay television industry, where he served as Chairman until 1987, when he founded the Leslie Group. Mr. Leslie also serves as a director for Shorewood Packaging Corp. (a printing/packaging company), HMG Digital (a tape, video and compact disc manufacturer), Pacific Rim, Inc. (an animation company) and Gametek, Inc. (a video/CD-Rom game company).

Sanford C. Sigoloff is Chairman, President and Chief Executive Officer of Sigoloff & Associates, Inc., a crisis management and consulting firm specializing in corporate reorganizations, restructurings and turnarounds. For more than thirty years, Mr. Sigoloff has worked closely with numerous diverse conglomerates composed of worldwide businesses covering virtually every product and service sector. In the position of Chief Executive Officer, Mr. Sigoloff has led the reorganization, recovery and expansion of companies with collective assets in excess of $5 billion dollars. Among the companies for whom Mr. Sigoloff has served in senior executive capacities are L.J. Hooker Corporation, Wickes Companies, Kaufman & Broad, Daylin, Inc. Corporation, Republic Corporation, and Xerox Corporation. Mr. Sigoloff is an adjunct professor at UCLA, his alma mater; and frequently lectures at Pepperdine University, Los Angeles and Carnegie Mellon University in Pittsburgh. Mr. Sigoloff also serves as a director for SunAmerica, Inc. (a financial services company), Kaufman and Broad Home Corporation (a home-building company), Movie Gallery, Inc. (a video distribution company) and Wickes PLC (a lumber company).

Jeffrey Koblick has served K-tel International, Inc. in various capacities since 1970 and has been a corporate officer since 1978.

David Weiner joined K-tel on December 16,1993 and held various managerial positions within the firm of Deloite & Touche Management Consulting for the five prior years.


DIRECTOR'S FEES

Board members who are not also officers or employees of the Company receive a fee of $1,000 for each regular meeting attended and an annual directors fee of $12,000 to be paid on a quarterly basis at the end of each quarter. The Company paid director fees of $40,000 during fiscal 1995.

During fiscal 1995, the Company's Board of Director's took action by way of Unanimous Actions in writing and held four formal meetings.


BOARD COMMITTEES

The Audit Committee consists of Messrs. Leslie and Sigoloff. The principal functions of the Audit Committee are to (i) recommend to the Board of Directors the independent public accountants to act as the Company's independent auditors;
(ii) discuss with representatives of management and the independent auditors the scope and procedures used in auditing the records of the Company; and (iii) review the financial statements of the Company. The Audit Committee held two meetings in fiscal 1995.

The Compensation Committee consists of Messrs. Sigoloff and Leslie. The principal functions of the Compensation Committee are to review and recommend compensation for executive personnel and to administer the Company's stock option and other compensation plans. The Compensation Committee held two meetings in fiscal 1995.



ITEM 11: EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and each of the other highest paid executive officers of the Company for services in all capacities to the Company and its subsidiaries during the fiscal year ended June 30, 1995.

                                                                                                      Long Term
                                                                 Annual Compensation                 Compensation
                                                                                      Other Annual      Awards
Name and Principal Position[s]              Year        Salary             Bonus      Compensation     Options

Mickey Elfenbein                            1995       $ 228,250       $    ----       $   2,022         ----
Chief Executive Officer                     1994       $ 220,000       $    ----       $     866       75,000
President and Secretary                     1993       $ 200,000       $ 227,775 (1)   $    ----         ----


Jeffrey M. Koblick                          1995       $ 177,482       $    ----       $   2,022         ----
Senior Vice President -                     1994       $ 167,500       $  58,353       $   1,275        5,000
Purchasing and Operations                   1993       $ 156,750       $  89,376 (1)   $    ----       10,000


Mark Dixon                                  1995       $  97,500       $    ----       $   1,221         ----
Chief Financial Officer,                    1994       $  88,750       $    ----       $     681        7,500
Vice President - Finance and Treasurer      1993       $  80,813       $  45,198 (1)   $    ----        7,500


David Weiner                                1995       $ 117,500       $    ----       $   1,366         ----
Vice President - Corporate Development      1994       $  59,583       $    ----       $     275       10,000
                                            1993       $    ----       $    ----       $    ----         ----



Philip Kives, Chairman of the Board, did not receive any compensation in fiscal 1995 for his services to the Company. Messrs. Elfenbein, Koblick and Dixon received salary increases in fiscal 1995 based upon their individual performances and contributions to the Company.

(1) Includes bonuses earned under the management incentive plan in fiscal 1992 and paid in fiscal 1993 and bonuses earned in fiscal 1993 but paid in fiscal 1994, which were $103,075 to Mr. Elfenbein, $50,989 to Mr. Koblick and $27,441 to Mr. Dixon.


                       OPTION GRANTS IN LAST FISCAL YEAR

There were no new executive officer stock options granted during the fiscal year ended June 30, 1995.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

The following table sets forth, as to each executive officer named in the Summary Compensation Table, certain information with respect to stock options exercised during the last fiscal year and unexercised options held as of the end of the fiscal year.

                                                     Number of Unexercised                  Value of Unexercised
                                                        Options at Fiscal                  In-the-Money Options at
                                                           Year-End (#)                      Fiscal Year-End (1)
                      Shares Acquired  Value
Name                   on Exercise   Realized (1)  Exercisable    Unexercisable         Exercisable     Unexercisable

Mickey Elfenbein           ----        ----            37,500         37,500             $   ----       $   ----

Jeffrey M. Koblick         ----        ----            47,500          5,000             $ 71,250       $  1,875

Mark Dixon                 ----        ----            18,375          5,625             $ 19,968       $  1,406

David Weiner               ----        ----             5,000          5,000             $   ----       $   ----

(1) Market value of underlying securities at year-end minus the exercise price.

                        COMPANY STOCK PRICE PERFORMANCE

         Performance Graph

The following Stock Price Performance Graph compares the cumulative total return
* of the Company, the S&P 500 Stock Index and peer groups for a five year period:

[GRAPHIC]

                              1990      1991      1992      1993      1994      1995
K-TEL INTERNATIONAL         $100.00   $ 57.00   $225.00   $825.00   $475.00   $362.50
S&P 500                      100.00    107.40    121.80    138.40    140.35    176.94
PEER GROUP                   100.00     57.89      6.84      5.06      6.54      5.76


* Cumulative total return assumes quarterly reinvestment of dividends.




            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee establishes the general compensation policies of the Company and specific compensation for each executive officer of the Company, and it administers the stock option and other compensation plans. The Compensation Committee attempts to make the compensation packages of the executive officers of the Company sufficient to attract and retain persons of exceptional quality while at the same time including effective incentives to motivate Company executives to perform as necessary to continue the success and growth of the Company.

MANAGEMENT INCENTIVE PLAN

The Company has a management incentive plan under which management and other key employees may be awarded annual bonuses based upon the achievement of financial goals and objectives and an assessment of personal performance during the year. Approximately 35 employees are current participants in the plan. Payments made to the Executive Officers under the management incentive plan are included in the Cash Compensation Table. Bonuses earned under the plan in fiscal 1993 but paid at the beginning of fiscal 1994 were $103,075 to Mr. Elfenbein, $50,989 to Mr. Koblick and $27,441 to Mr. Dixon. Pursuant to the plan, no bonuses were earned by Messrs. Elfenbein, Dixon and Weiner for fiscal 1994 or fiscal 1995. Mr. Koblick earned a bonus of $58,353 for fiscal 1994 which relates primarily to the performance by the Company's business in the U.S. Pursuant to the plan, no bonus was earned by Mr. Koblick for fiscal 1995.

RETIREMENT PLAN

Retirement benefits for full-time U.S. based employees of the Company are provided under a retirement savings plan qualified under Section 401(k) of the Internal Revenue Code. Participants may elect to contribute, through salary reductions, up to 20% of their salary to the retirement plan up to a maximum of $9,240 per year, and the Company may make matching contributions up to 20% of the first 6% of the participants contributions. Employee contributions vest immediately; employer contributions vest 50% after one year of service and 100% after two years. Distributions upon death or termination of employment are subject to certain restrictions in order that federal income tax regulations be complied with and the amounts vested remain on a tax deferred basis until retirement. Amounts contributed by Executive Officers through salary reductions are included in the Cash Compensation Table. The Company made matching contributions of $25,334 in fiscal 1995.

STOCK OPTIONS

On July 15, 1987 the Board of Directors adopted the K-tel International, Inc. Stock Incentive Plan for officers and other key employees of the Company. The shareholders approved the plan on December 8, 1987. The stock incentives may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock. A total of 350,000 shares of the Company's common stock were reserved for issuance upon exercise of the options. The Board of Directors has sole authority to determine the employees to whom options and awards are granted, the duration of the exercise period and any other matters arising under the plan. The Compensation Committee expects to review option grants on an annual basis.

During fiscal 1995, there were no new executive stock options granted.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mickey Elfenbein has served K-tel International, Inc. in various capacities since 1969. He was appointed Chief Executive Officer in 1993. In recognition of Mr. Elfenbein's importance to the Company as well as his knowledge of the operations and business of the Company, the Compensation Committee approved an increase in Mr. Elfenbein's base salary from $220,000 to $231,000 for fiscal 1995. In addition Mr. Elfenbein was eligible to receive a bonus of up to 100% of his base salary if the Company achieved specific operating income figures. No bonus was earned in fiscal 1995.

                  Seymour Leslie              Sanford Sigoloff
              Compensation Committee       Compensation Committee


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               SECURITY OWNERSHIP

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of the record date by (i) all persons known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each executive officer and director of the Company, and (iii) all executive officers and directors as a group.



                                                                 Number of Common Shares          Percentage of
Name and Address                    Position                       Owned Beneficially          Outstanding Shares

Philip Kives                        Chairman                           2,465,470                      66.4%
220 Saulteaux Crescent
Winnipeg, Manitoba  R3J 3W3
Canada

Mickey Elfenbein                    President, Chief                     400,111 (1)                  10.7%
2605 Fernbrook Lane North           Executive Officer and
Minneapolis, Minnesota  55447       Director

Mark Dixon                          Vice President - Finance,             20,251 (1)                    (2)
2605 Fernbrook Lane North           Chief Financial Officer,
Minneapolis, MN 55447               Treasurer and Director

Seymour Leslie                      Chairman of the Leslie Group,         12,500 (1)                    (2)
1370 Avenue of the Americas         Inc. and Co-Chairman of
26th Floor                          Leslie/Linton Entertainment, Inc.
New York, NY 10019

Sanford Sigoloff                    Chairman, President and               12,500 (1)                    (2)
3340 Ocean Park Blvd.               CEO of Sigoloff & Associates, Inc.
Suite 3050
Santa Monica, CA 90405

Jeffrey Koblick                     Senior Vice President, Purchasing     63,300 (1)                    (2)
2605 Fernbrook Lane North           and Operations
Minneapolis, MN 55447

David Weiner                        Senior Vice President                  9,000 (1)                    (2)
2605 Fernbrook Lane North
Minneapolis, MN 55447

All Officers and directors                                             2,983,132 (1)                    (2)
as a group (7 persons)


(1) Includes shares pursuant to options of which Mr. Elfenbein has 37,500, Mr. Dixon has 20,250, Mr. Leslie has 12,500, Mr. Sigoloff has 12,500, Mr. Weiner has 5,000, Mr. Koblick has 50,000 and all officers and directors as a group have 137,750. No options are held by Mr. Kives.

(2)  Represents less than 2%.



                         COMPLIANCE WITH SECTION 16(A)

The Company's directors, executive officers and any persons holding more than 10% of the outstanding Common Stock are required to file reports concerning their initial ownership of the securities of the Company and any subsequent changes in that ownership. The Company believes that all filing requirements were met during fiscal 1995.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

During fiscal 1995, the Company purchased $354,000 of consumer convenience product from another company controlled by the Chairman of the Board. The purchase prices for these products were at prices comparable to transactions with a third party. However, the payment terms are open-ended as a method of financing the Company's consumer convenience product expansion in Europe and the U.S. The Company reimbursed such other company $3,000 during fiscal 1995 for warehousing and shipping services provided in Canada and travel, telephone and legal fees incurred on behalf of the Company.

The Company sold approximately $228,000 of consumer convenience product in fiscal 1995 to an affiliate controlled by the Company's Chairman of the Board.

During April 1994, the company controlled by the Company's Chairman of the Board provided $1,000,000 in short-term financing to the Company to fund consumer convenience product purchases. The Company repaid the loan principal plus interest at the rate of prime plus one and one half percent in October 1994.



                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

     The consolidated financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on Page 25 hereof are filed as part of this report.

(b)  Reports on 8-K

     On August 16, 1995 the Company filed a Form 8-K, with the Securities and Exchange Commission regarding the July 24, 1995 Board of Directors approval of the sale of the Company's entertainment business. The information required under this item is incorporated herein by reference to the Form 8-K.

(c)  Exhibits

     The exhibits listed below, which are numbered corresponding to Item 601 of Regulation S-K, are filed as a part of this report.


     Exhibit      Item

       3          Restated Articles and Restated         incorporated herein by reference
                  By-Laws                                to Exhibit (3) of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1985

       10.1       Employment Agreement -                 incorporated herein by reference
                  David Weiner                           to Exhibit 10.1 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.2       Employment Agreement -                 incorporated herein by reference
                  Mickey Elfenbein                       to Exhibit (10)v of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1985

       10.3       Revolving Credit Agreement dated       incorporated herein by reference
                  July 22,1994 with TCF Bank Minnesota,  to Exhibit 10.3 of the Registrant's
                  K-tel International(USA),Inc. and      Annual Report on Form 10-K for the
                  Dominion Entertainment, Inc.           year ended June 30, 1994

       10.4       Promissory Note for up to $5,000,000   incorporated herein by reference
                  by K-tel International(USA),Inc. and   to Exhibit 10.4 of the Registrant's
                  Dominion Entertainment, Inc.           Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.5       K-tel USA Security Agreement           incorporated herein by reference
                                                         to Exhibit 10.5 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.6       Dominion Security Agreement            incorporated herein by reference
                                                         to Exhibit 10.6 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.7       K-tel USA Copyright Security           incorporated herein by reference to
                  Agreement                              Exhibit 10.7 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.8       Dominion Copyright Security            incorporated herein by reference to
                  Agreement                              Exhibit 10.8 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.9       Collateral Bank Account Agreements     incorporated herein by reference to
                                                         Exhibit 10.9 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.10      Guaranty of K-tel International, Inc.  incorporated herein by reference to Exhibit 10.10 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.11      Guarantor's Pledge Agreement           incorporated herein by reference
                                                         to Exhibit 10.11 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.12      Guarantor's Security Agreement         incorporated herein by reference
                                                         to Exhibit 10.12 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.13      1987 Stock Incentive Plan              incorporated herein by reference to
                                                         Exhibit (10)iv of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1987

       10.14      Revolving Credit Agreement dated       incorporated herein by reference to
                  January 30, 1995 with TCF Bank         Exhibit 10.14 of the Registrant's
                  Minnesota FSB and K-tel, Inc.          Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.15      Revolving Note for up to $3,000,000    incorporated herein by reference to
                  by K-tel, Inc.                         Exhibit 10.15 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.16      Security Agreement of K-tel, Inc.      incorporated herein by reference to
                                                         Exhibit 10.16 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.17      Amended and Restated Security          incorporated herein by reference to
                  Agreement of K-tel USA                 Exhibit 10.17 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.18      Amended and Restated Security          incorporated herein by reference to
                  Agreement of Dominion                  Exhibit 10.18 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.19      Amendment to K-tel USA's Copyright     incorporated herein by reference to
                  Security Agreement                     Exhibit 10.19 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.20      Amendment to Dominion's Copyright      incorporated herein by reference to
                  Security Agreement                     Exhibit 10.20 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.21      Collateral Bank Account Agreement      incorporated herein by reference to
                                                         Exhibit 10.21 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.22      Guaranty of K-tel International, Inc.  incorporated herein by reference to
                                                         Exhibit 10.22 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.23      Guaranty of K-tel USA                  incorporated herein by reference to
                                                         Exhibit 10.23 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.24      Guaranty of Dominion                   incorporated herein by reference to
                                                         Exhibit 10.24 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.25      Amended and Restated Pledge            incorporated herein by reference to
                  Agreement of K-tel International, Inc. Exhibit 10.25 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.26      Amended and Restated Security          incorporated herein by reference to
                  Agreement of K-tel International, Inc. Exhibit 10.26 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.27      First Amendment to Revolving Credit    incorporated herein by reference to
                  Agreement with K-tel USA, Dominion     Exhibit 10.27 of the Registrant's
                  and TCF Bank Minnesota FSB             Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.28      Replacement Revolving Note for up to   incorporated herein by reference to
                  $2,000,000 with K-tel USA and          Exhibit 10.28 of the Registrant's
                  Dominion                               Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.29      Guaranty of K-tel, Inc.                incorporated herein by reference to
                                                         Exhibit 10.29 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.30      First Amendment to Revolving Credit
                  Agreement and to Revolving Note        attached to this report as Exhibit 10.30

       10.31      Second Amendment to Revolving Credit
                  Agreement and to Revolving Note        attached to this report as Exhibit 10.31

       10.32      Debt Subordination Agreement           attached to this report as Exhibit 10.32

       10.33      Second Amendment to Revolving Credit
                  Agreement-K-tel, Inc.                  attached to this report as Exhibit 10.33

       10.34      Third Amendment to Revolving Credit
                  Agreement-K-tel USA and Dominion       attached to this report as Exhibit 10.34

       10.35      Replacement Revolving Note for up to
                  $3,500,000 with K-tel USA and
                  Dominion                               attached to this report as Exhibit 10.35

       11         Statement Regarding Computation
                  of Earnings Per Share                  attached to this report as Exhibit 11

       21         Subsidiaries of the Registrant         attached to this report as Exhibit 21

       23         Consent of Independent Public          attached to this report as Exhibit 23
                  Accountants

       27         Financial Data Schedule                (SEC use)



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on October 11,1995 by the undersigned, thereunto duly authorized.

                                          K-TEL INTERNATIONAL, INC.


                                          By   /S/ Philip Kives
                                          (Philip Kives - Chairman of the Board)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures               Title                                  Date


/S/ Philip Kives         Director                               October 12, 1995
Philip Kives



/S/ Mickey Elfenbein     Principal Executive Officer,
Mickey Elfenbein         President, and Director                October 12, 1995



/S/ Mark Dixon           Vice President - Finance, Director
Mark Dixon               Chief Financial Officer and Treasurer  October 12, 1995
                         (Principal Accounting Officer)


/S/ Seymour Leslie       Director
Seymour Leslie                                                  October 12, 1995


/S/ Sanford Sigoloff     Director
Sanford Sigoloff                                                October 12, 1995




(ITEM  14(A))
K-TEL  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  AND  SCHEDULE

Report of Independent Public Accountants............................     26

Consolidated Statements of Operations for each of the three
years in the period ended June 30, 1995.............................     27

Consolidated Balance Sheets as of June 30, 1995 and 1994............     28

Consolidated Statements of Shareholders' Investment
for each of the three years in the period ended June 30, 1995.......     29

Consolidated Statements of Cash Flows for
each of the three years in the period ended June 30, 1995...........     30

Notes to Consolidated Financial Statements..........................   31-39

Supplemental Schedule to Consolidated Financial Statements:

    Schedule II - Valuation and Qualifying Accounts.................     40


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the consolidated financial statements and notes thereto.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To K-tel International, Inc.:

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended June 30, 1995. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K-tel International, Inc. and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
 September 15, 1995





K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(in thousands - except per share data)

                                                       1995        1994        1993

NET SALES                                            $ 65,917    $ 54,270    $ 55,714

COSTS AND EXPENSES:
  Cost of goods sold                                   35,660      26,842      23,896
  Advertising                                          11,601      10,495      11,656
  Selling, general & administrative                    20,192      16,086      16,539
  Restructuring/closedown charges (Note 8)                652         624          --
    Total Costs and Expenses                           68,105      54,047      52,091

OPERATING INCOME (LOSS)                                (2,188)        223       3,623

NON-OPERATING INCOME (EXPENSE):
  Interest income                                         120         117         146
  Interest expense                                       (220)        (27)        (43)
  Foreign currency transaction gain (loss)                180          28        (498)
    Total Non-operating Income (Expense)                   80         118        (395)

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                     (2,108)        341       3,228

PROVISION (BENEFIT) FOR INCOME TAXES (Note 5)             375         (35)        527

NET INCOME (LOSS)                                    $ (2,483)   $    376    $  2,701

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                            $   (.67)   $    .10    $    .72

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                  3,711       3,822       3,733


The accompanying notes to consolidated financial statements are an integral part of these statements.


K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30
(in thousands - except share data)


ASSETS                                                       1995        1994
Current Assets:
  Cash and cash equivalents                               $  2,154    $  4,171
  Restricted cash                                              536       2,148
  Accounts receivable, less allowances of $771 and $489     11,971      11,600
  Inventories                                                7,382       5,143
  Royalty advances                                           2,176         887
  Prepaid expenses                                           2,108       1,162
  Income tax refund receivable                                 540         458
    Total Current Assets                                    26,867      25,569

Property and Equipment                                       2,820       2,216
Less-Accumulated depreciation and amortization              (1,797)     (1,465)
    Property and Equipment, net                              1,023         751
Other Assets                                                   747         554
                                                          $ 28,637    $ 26,874
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Line of credit (Note 4)                                 $  2,516    $     --
  Note payable to affiliate (Note 10)                           --       1,000
  Accounts payable                                           4,929       4,973
  Accrued royalties                                          9,047       7,864
  Reserve for returns                                        6,802       6,412
  Other current liabilities                                  2,517       1,929
  Income taxes payable                                         373         150
    Total Current Liabilities                               26,184      22,328

Commitments and Contingencies (Note 7)
Shareholders' Investment (Note 6):
  Preferred stock - 4,000,000 shares authorized;
    none issued                                                 --          --
  Common stock - 7,500,000 shares authorized;                   37          37
    par value $.01; 3,713,797 and 3,706,797
    issued and outstanding
Contributed capital                                          7,816       7,801
Accumulated deficit                                         (4,921)     (2,438)
Cumulative translation adjustment                             (479)       (854)
    Total Shareholders' Investment                           2,453       4,546
                                                          $ 28,637    $ 26,874


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
FOR THE YEARS ENDED JUNE 30
(in thousands)

                                                                                                                 Cumulative
                                                            Common Stock          Contributed     Accumulated   Translation
                                                         Shares       Amount        Capital         Deficit      Adjustment

Balance, June 30, 1992                                    3,600       $   36        $ 7,622        $ (5,515)      $ (115)

Net income                                                 ----         ----           ----            2,701         ----
Proceeds from exercise of stock options                      61            1             90             ----         ----
Translation adjustment                                     ----         ----           ----             ----        (670)

Balance, June 30, 1993                                    3,661           37          7,712          (2,814)        (785)

Net income                                                 ----         ----           ----              376         ----
Proceeds from exercise of stock options                      46         ----             89             ----         ----
Translation adjustment                                     ----         ----           ----             ----         (69)

Balance, June 30, 1994                                    3,707           37          7,801          (2,438)        (854)

Net loss                                                   ----         ----           ----          (2,483)         ----
Proceeds from exercise of stock options                       7         ----             15             ----         ----
Translation adjustment                                     ----         ----           ----             ----          375

Balance, June 30, 1995                                    3,714       $   37        $ 7,816        $ (4,921)      $ (479)


The accompanying notes to consolidated financial statements are an integral part of these statements.



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(in thousands)

                                                                 1995       1994       1993
Operating Activities:
Net income (loss)                                              $(2,483)   $   376    $ 2,701

Adjustments to reconcile net income (loss)
 to cash provided by (used for)
 operating activities:
    Depreciation and amortization                                  567        618        330
    Restructuring/closedown charges                                652        624       --

  Changes in current operating items:
    Restricted cash                                              1,612     (2,148)      --
    Accounts receivable                                           (309)    (1,712)    (1,317)
    Inventories                                                 (1,915)    (1,228)      (262)
    Royalty advances                                            (1,250)       (10)       106
    Prepaid expenses                                              (835)        66       (675)
    Accounts payable and accrued liabilities                     1,250      4,050         27
    Income tax refund receivable                                  (101)      (340)    (1,049)
    Income taxes payable                                           288       (138)      --
      Cash Provided By (Used For) Operating Activities          (2,524)       158       (139)
Investing Activities:
  Property and equipment purchases, net                           (523)      (254)      (600)
  Music catalog additions                                         (444)      (298)      --
  Other                                                            (22)      (232)      (170)
    Cash Used For Investing Activities                            (989)      (784)      (770)
Financing Activities:
  Borrowings on line of credit, net                              2,516       --         --
  Repayments on note payable to affiliate                       (1,000)       (62)       (54)
  Proceeds from exercise of stock options                           15         89         91
    Cash Provided By Financing Activities                        1,531         27         37
Effect of Exchange Rate Changes on Cash and Cash Equivalents       (35)       (28)      (386)
Net Decrease in Cash and Cash Equivalents                       (2,017)      (627)    (1,258)
Cash and Cash Equivalents at Beginning of Year                   4,171      4,798      6,056
Cash and Cash Equivalents at End of Year                       $ 2,154    $ 4,171    $ 4,798

Supplemental Cash Flow Information
  Cash paid for -
    Interest                                                   $   174    $    44    $    28
    Income Taxes                                               $   425    $   310    $ 1,486


The accompanying notes to consolidated financial statements are an integral part of these statements.



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995, 1994 AND 1993


1.   BUSINESS DESCRIPTION

     K-tel International, Inc. (the Company) is an international marketing and distribution company for packaged consumer entertainment and convenience products. The Company has operations in North America and Europe. The Company primarily sells its products through retail stores and by direct response marketing.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition

     Revenue is generally recognized upon shipment to the customer. Most music sales are made with the right of return of unsold units. Estimated reserves for returns are established by management based on historical experience and product mix and are subject to the ongoing review and adjustment by the Company. The Company grants credit to customers and generally does not require collateral or any other security to support amounts due.

     One United States (U.S.) customer represented 11%, 14% and 12% of the Company's consolidated net sales for the years ended June 30, 1995, 1994 and 1993, respectively.

     Cash and Cash Equivalents and Restricted Cash

     Cash and cash equivalents consist principally of cash, certificates of deposits and commercial paper which are highly liquid and mature in one to ninety days. Restricted cash serves as collateral pledged for letters of credit for product purchases. This cash becomes unrestricted simultaneously with the payments on the letters of credit.

     Inventories

     Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The cost of finished goods includes all direct product costs.

     Rights To Use Music Product

     Certain of the Company's compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non-returnable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets. Licenses are subject to audit by licensors. An agent for various licensors has conducted an audit related to amounts owed to the agent on behalf of the licensors but has not yet submitted the results of that audit to the Company. Management believes the ultimate results of the audit will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company also owns a catalog of master recordings which were purchased and are recorded at cost and amortized over the anticipated useful life of the master, which range from four to ten years. During 1995, the Company changed the amortization period to seven years on all newly acquired owned masters. The effect of this change reduced amortization expense in 1995 by approximately $216,000. The unamoritized cost of the master recordings are included in other assets in the accompanying consolidated balance sheets.

     Property and Equipment

     Property and equipment are stated at cost and include expenditures which increase the useful lives of existing property and equipment. Maintenance, repairs and minor renewals are charged to operations as incurred. Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets which range from three to nine years.

     Royalties

     The Company has entered into license agreements with various record companies and publishers under which it pays royalties on units sold. The Company accrues royalties using contractual rates and certain estimated rates on applicable units sold. On a quarterly basis, the contractual royalty liability is computed and the accrued royalty balance is adjusted accordingly.

     Translation

     The operations of all foreign entities are measured in local currencies. Assets and liabilities are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the year. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of shareholders' investment.

     Income Taxes

     Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

     Net Income (Loss) Per Share

     Net income (loss) per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during the year, adjusted for the dilutive effect of common stock equivalents.

     Recently Issued Accounting Standards

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. Management believes the adoption of Statement 121 will not have a material impact on the Company's financial position or results of operations.

     Derivatives

     The Company enters into forward exchange contracts to hedge specific intercompany balances denominated in foreign currency. The terms of the forward exchange contracts are primarily less than three months. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the extended dollar net cash inflows will not be adversely affected by changes in exchange rates.

     The Company records any gains or losses on its hedging activities related to current intercompany balances as a component of foreign currency transaction gain or loss. Hedging gains and losses related to long term intercompany balances are included as a component of the cumulative translation adjustment. The Company incurred a $199,000 loss on hedging activities for 1995, of which $164,000 is included as a foreign currency transaction loss and $35,000 as a reduction of the cumulative translation adjustment.

     As of June 30,1995, the Company has approximately $650,000 in foreign exchange currency forward exchange contracts, the cost of which approximated market value at that date.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As better information becomes available (or actual amounts determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

     Reclassifications

     Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation. Such reclassifications had no affect on net income or shareholders' investment as previously reported.


3.   SALE OF CONSUMER ENTERTAINMENT BUSINESS

     On July 24, 1995, the Board of Directors of the Company approved the sale of its consumer entertainment business to a corporation controlled by the Company's President and Chief Executive Officer (the Purchaser). The Company proposes to sell its consumer entertainment business to the Purchaser by selling to the Purchaser three domestic subsidiaries and ten foreign subsidiaries (the "Entertainment Subsidiaries") which own the master recording catalog rights to music recordings and through which the Company operates its consumer entertainment products business at a purchase price of $25,000,000 plus certain adjustments estimated at June 30, 1995 to increase the total purchase price to approximately $32,000,000. The Company will retain and continue to operate its non-entertainment consumer products business, including two domestic subsidiaries (the "Remaining Subsidiaries") operating the retained business. As part of the transactions, the Company and the Remaining Subsidiaries will repay the net intercompany debt owed by them to the Entertainment Subsidiaries estimated to be approximately $8,700,000 at June 30, 1995 and will repay bank indebtedness estimated at June 30, 1995 to be approximately $1,500,000. The proposed transaction is subject to the Purchaser obtaining financing and various other conditions, including approval of the transaction by the Company's shareholders and the receipt of an opinion of a financial advisor that the proposed transaction is fair from a financial point of view to the shareholders of the Company.


     The following unaudited pro-forma financial data for the Company has been prepared on a pro-forma basis to give effect to the divestiture of the Entertainment Subsidiaries. The increases and decreases summarized below include the effect of net cash inflows to the Company and the removal of the assets, liabilities, revenues and expenses of the Entertainment Subsidiaries.

                                                                      Pro forma
                                              June 30,                June 30,
                                               1995       Increase      1995
                                            as reported  (decrease)  (unaudited)

     Total current assets                     $ 26,867    $  1,260    $ 28,127
     Other assets                                1,770      (1,725)         45
          Total assets                        $ 28,637    $   (465)   $ 28,172

     Total current liabilities                $ 26,184    $(23,320)   $  2,864

     Shareholders' Investment                    2,453      22,855      25,308
          Total liabilities and
           shareholders' investment           $ 28,637    $   (465)   $ 28,172

     Net sales                                $ 65,917    $ 51,721    $ 14,196

     Operating loss                           $ (2,188)   $ (1,134)   $ (1,054)

     Net loss                                 $ (2,483)   $ (1,468)   $ (1,015)

     Net loss per share                       $   (.67)               $   (.27)



4.   LINE OF CREDIT

     Three of the Company's United States subsidiaries, K-tel International
     (USA), Inc., Dominion Entertainment, Inc. and K-tel, Inc. (the "Subsidiaries") have revolving credit agreements maturing November 30, 1995 with a bank. The agreements provide for an asset based line of credit not to exceed $5,500,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. K-tel International, Inc. has guaranteed all borrowings of the Subsidiaries. Interest on borrowings is accrued and due monthly at a rate of prime plus one and one half percent (10.5% at June 30, 1995). The amounts outstanding under these lines of credit were $2,516,000 at June 30, 1995. During 1995, average borrowings under the lines of credit were approximately $2,200,000, and the weighted average interest rate was 10.2%. The maximum amount outstanding under the lines of credit was $4,334,000 during 1995.

     The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of June 30, 1995 the Subsidiaries were in compliance or have obtained waivers for those covenants. The Company has initiated discussions with the bank and believes the lines of credit will be renewed.

5.   INCOME TAXES

     The Company operates in several countries and is subject to various tax regulations and tax rates. The provision for income taxes is computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

     The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):

                                                              1995        1994       1993
     Income (loss) before provision
     (benefit) for income taxes:
        United States                                       $ 1,564     $ 3,705    $ 2,557
        Foreign                                              (3,672)     (3,364)       671
          Total                                             $(2,108)    $   341    $ 3,228

      Provision (benefit) for income taxes:
        Currently payable
          United States                                     $   226     $   315    $   167
          Foreign                                               149        (350)       360

            Total currently payable (receivable) and
              total provision (benefit) for income taxes    $   375     $   (35)   $   527


     A reconciliation of the U.S. federal statutory rate to the effective tax rate for the years ended June 30 are as follows:

                                               1995       1994      1993

      Federal statutory rate                   (34%)       34%       34%
        State taxes                              5%        33%        2%
        Change in valuation allowance           50%      (136%)     (26%)
        Effect of different tax rates
         on foreign earnings                    (3%)       59%        6%
                                                18%       (10%)      16%


     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Temporary differences which comprise all deferred tax assets are as follows:

                                                  June 30,     June 30,
                                                   1995          1994
      Net operating loss carryforwards           $  8,360      $  7,797
      Alternative minimum tax credits                 431           367
      Reserve for returns                           2,241         2,071
      Depreciation                                     92            39
      Royalty reserves                                467           405
      Inventory reserves                              790           614
      Nondeductible accruals                           44           161
      Allowance for bad debts                         200            99
      Valuation allowance                         (12,625)      (11,553)
                                                 $    ---      $    ---


     A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability is assured.


     For U.S. tax reporting purposes, the Company has net operating loss carryforwards ("NOL") of approximately $18,264,000 available through 2001. The tax NOL carryforward may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL's carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $431,000 in U.S. federal alternative minimum tax credits which may be utilized in the future to offset any regular corporate income tax liability. NOL's available in foreign countries approximated $4,765,000 as of June 30, 1995.


6.   STOCK OPTIONS

     Stock Incentive Plan

     The Company's Stock Incentive Plan for officers and other key employees of the Company covers a maximum of 350,000 shares of common stock. Under terms of this plan, the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock.

     Stock Incentive Plan information is summarized below.

                                                Incentive         Non-qualified
                                              Stock Options       Stock Options

      Outstanding June 30, 1992                  151,500             55,000

        Granted                                   53,000             38,000
        Exercised - at prices ranging
          from $1.50 to $4.00 per share          (59,625)            (1,000)
        Forfeited                                 (5,000)            (9,500)
      Outstanding June 30, 1993                  139,875             82,500

        Granted                                   23,000             19,500
        Exercised - at prices ranging
          from $1.50 to $4.00 per share          (14,975)           (31,375)
        Forfeited                                (10,000)              (500)
      Outstanding June 30, 1994                  137,900             70,125

        Granted                                   15,000              5,000
        Exercised - at prices ranging
          from $1.50 to $2.50 per share           (1,125)            (5,875)
        Forfeited                                 (2,000)           (16,375)
      Outstanding June 30, 1995                  149,775             52,875

      Options Exercisable                        104,525             27,750

      Exercise Price                         $ 1.50-8.50        $ 1.50-6.75


     Restricted Stock Options

     In addition to stock options granted under the terms of the Stock Incentive Plan, the Board of Directors has the sole authority to grant employees, officers and directors restricted stock options outside the Stock Incentive Plan. The Board of Directors determines the type, size and terms of the grants, timing of the grants, the duration of the exercise period and any other matters pertaining to options or awards granted outside of the Stock Incentive Plan.

     During 1994, 152,500 restricted options were granted with exercise prices ranging from $6.75 to $9.25. During 1995, 20,000 restricted options were granted with an exercise price of $3.75. As of June 30, 1995 172,500 restricted options were outstanding with 81,250 being execrable at that date.


7.   COMMITMENTS AND CONTINGENCIES

     Litigation and Disputes

     The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending or asserted against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

     Leases

     The Company has entered into several office and warehouse leases which expire through 2000. Commitments under these leases are $521,000 in 1996, $456,000 in 1997, $458,000 in 1998, $312,000 in 1999 and $190,000 in 2000.
     Rental expense was $855,000 in 1995, $592,000 in 1994 and $602,000 in 1993.


8.   RESTRUCTURING/CLOSEDOWN CHARGES

     In the fourth quarter of fiscal 1995, the Company recorded a restructuring/closedown charge of $652,000 related to the decision, planning, and implementation of a formal plan to close down the operations in Spain and restructure the operations in Germany by eliminating short form direct response consumer convenience product marketing and downsizing the current distribution facility to approximately one third of the current size and cost. The resulting smaller German operation will focus on short and long form direct response marketing of music products. The expected future effect of the restructure/closedown is to improve the Company's consolidated operating results by eliminating probable future operating losses in Germany and Spain based on past experiences and expectations of the markets in the near term future. The combined fiscal 1995 Germany and Spain revenues and operating losses before restructuring/closedown charges were $18,992,000 and $2,381,000, respectively.

     During the fourth quarter of fiscal 1994, the Company recorded closedown charges of $624,000 for costs associated with the closing of loss operations in France and New Zealand, and the closedown of the consumer convenience product operation in the United Kingdom. Management decided to close these operations due to recurring losses and limited future market potential. The expected future effect of the closedowns was to improve the Company's consolidated operating results from probable future operating losses in France, New Zealand, and the United Kingdom based on past experiences and expectations on the markets for the near term future. The combined fiscal 1994 France and New Zealand revenues and operating losses before closedown charges were approximately $4,000,000 and $900,000.

     The components of the 1995 and 1994 restructuring/closedown charges are as follows:

                                                      (In thousands)
                                                      1995      1994
            Inventory write down costs               $   79    $  363
            Employee termination costs                  264       120
            Lease termination costs                    ----        46
            Property write downs                          8        39
            Cumulative translation adjustment           251       (62)
            Other                                        50       118
               Total                                 $  652     $ 624


     Sixteen employees consisting primarily of sales, administrative, and distribution employees were terminated during fiscal 1995, while ten employees consisting primarily of sales and other administrative managers were terminated during fiscal 1994.

     The fiscal 1994 closedown was completed in the second quarter of fiscal 1995, and the accrued charge at June 30, 1994 approximated the actual costs incurred to complete the closedowns. The implementation of the fiscal 1995 restructuring/ closedown is expected to occur in the first two quarters of fiscal 1996.


9.   OPERATIONS BY GEOGRAPHIC AREA

     The following table sets forth the Company's operations by geographic area as of and for the fiscal years ended June 30 (in thousands):

                                                1995          1994       1993
      Net Sales:

      North America                           $ 38,228      $ 27,816   $ 20,799
      Europe                                    29,338        25,088     36,122
      Pacific                                     ----           576        616
      Transfers between geographic areas        (1,649)          790     (1,823)
      Net Sales                               $ 65,917      $ 54,270   $ 55,714

      Operating Income (Loss):

      North America                           $  1,803      $  3,591   $  2,111
      Europe                                    (2,673)       (2,023)     2,617
      Pacific                                     ----          (255)        37
      Operating Income before General
        Corporate Expenses, net                   (870)        1,313      4,765

      General Corporate Expenses, net           (1,318)       (1,090)    (1,142)
      Operating Income                        $ (2,188)    $     223   $  3,623

      Identifiable Assets:

      North America                           $ 18,816     $ 15,711    $ 10,629
      Europe                                     9,821       10,918      10,845
      Pacific                                     ----          245         448
      Identifiable Assets                     $ 28,637     $ 26,874    $ 21,922


10.  RELATED PARTY TRANSACTIONS

     The Company sold approximately $228,000 in fiscal 1995, $693,000 in fiscal 1994 and $895,000 in fiscal 1993 of consumer convenience product to an affiliate controlled by the Company's Chairman of The Board. This affiliate owed the Company approximately $208,000 at June 30, 1995 and $4,000 at June 30, 1994.

     The Company purchased $354,000 in fiscal 1995, $425,000 in fiscal 1994 and $586,000 in fiscal 1993 of consumer convenience product from another affiliate controlled by the Company's Chairman of The Board. The purchase prices for these products were at prices comparable to transactions with a third party. However, the payment terms have been open ended as a method of financing the Company's consumer convenience product expansion in Europe and the U.S. The Company reimbursed that affiliate for warehousing and shipping services provided in Canada and travel, telephone, and legal fees directly incurred on behalf of the Company. These amounts were $3,000 during 1995, $43,000 during 1994, and $150,000 during 1993. The amount owed to this affiliate was $175,000 at June 30, 1995 and the amount owed at June 30, 1994 was not material.

     During April 1994, an affiliate controlled by the Company's Chairman of the Board provided $1,000,000 in short-term financing to the Company to fund consumer convenience product purchases. The Company repaid the $1,000,000 plus interest at a rate of prime plus one and one half percent in October 1994.


11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The consolidated results of operations for the four quarters of 1995 and 1994 were as follows (in thousands, except for per share date):

                                                First        Second        Third        Fourth
                                               Quarter       Quarter      Quarter       Quarter
      1995

      Net Sales                               $ 13,761      $ 19,719     $ 16,425      $ 16,012

      Costs and Expenses                      $ 13,709      $ 19,424     $ 16,943      $ 18,029

      Operating Income (Loss)                 $     52      $    295     $   (518)     $ (2,017)

      Net Income (Loss)                       $     66      $     77     $   (330)     $ (2,296)

      Net Income (Loss) per Common and
      Common Equivalent Share                 $    .02      $    .02     $   (.09)     $   (.62)


     During the fourth quarter of fiscal 1995, the Company recorded restructuring/closedown charges of $652,000 as described in Note 8. In addition, the Company also recorded other one time charges of $740,000 related to various asset write downs in Germany and Spain not directly related to the restructuring/closedown.

                                                First        Second        Third        Fourth
                                               Quarter       Quarter      Quarter       Quarter
      1994

      Net Sales                               $ 11,858      $ 13,814     $ 13,501      $ 15,097

      Costs and Expenses                      $ 11,441      $ 13,077     $ 13,280      $ 16,249

      Operating Income (Loss)                 $    417      $    737     $    221      $ (1,152)

      Net Income (Loss)                       $    241      $    680     $    371      $   (916)

      Net Income (Loss) per Common and
        Common Equivalent Share               $    .06      $    .18     $    .10      $   (.24)


     During the fourth quarter of fiscal 1994, the Company recorded closedown charges of $624,000 as described in Note 8.



                                  SCHEDULE II

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                For the years ended June 30, 1995, 1994 and 1993

                                 (in thousands)

                                        Charged to
                           Balance at    Costs and    Charged to                     Balance
                          Beginning of  Expenses or      Other                        at End
                            Period       Net Sales     Accounts      Deductions     of Period

Allowance for
Doubtful
Accounts

1995                        $   489      $   370     $    18 (1)    $   (106) (2)   $   771
1994                        $   336      $   338     $    12 (1)    $   (197) (2)   $   489
1993                        $   260      $   208     $   (17)(1)    $   (115) (2)   $   336

Reserve for
Returns

1995                        $ 6,412      $ 9,480     $    42 (1)    $ (9,132)       $ 6,802
1994                        $ 5,738      $ 6,703     $    29 (1)    $ (6,058)       $ 6,412
1993                        $ 4,529      $ 7,036     $  (125)(1)    $ (5,702)       $ 5,738


(1)  Exchange rate change

(2)  Uncollectible accounts written off, net of recoveries


                               INDEX TO EXHIBITS



     Exhibit      Item                                                                               Page

       3          Restated Articles and Restated         incorporated herein by reference
                  By-Laws                                to Exhibit (3) of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1985

       10.1       Employment Agreement -                 incorporated herein by reference
                  David Weiner                           to Exhibit 10.1 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.2       Employment Agreement -                 incorporated herein by reference
                  Mickey Elfenbein                       to Exhibit (10)v of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1985

       10.3       Revolving Credit Agreement dated       incorporated herein by reference
                  July 22,1994 with TCF Bank Minnesota,  to Exhibit 10.3 of the Registrant's
                  K-tel International(USA),Inc. and      Annual Report on Form 10-K for the
                  Dominion Entertainment, Inc.           year ended June 30, 1994

       10.4       Promissory Note for up to $5,000,000   incorporated herein by reference
                  by K-tel International(USA),Inc. and   to Exhibit 10.4 of the Registrant's
                  Dominion Entertainment, Inc.           Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.5       K-tel USA Security Agreement           incorporated herein by reference
                                                         to Exhibit 10.5 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.6       Dominion Security Agreement            incorporated herein by reference
                                                         to Exhibit 10.6 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.7       K-tel USA Copyright Security           incorporated herein by reference to
                  Agreement                              Exhibit 10.7 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.8       Dominion Copyright Security            incorporated herein by reference to
                  Agreement                              Exhibit 10.8 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.9       Collateral Bank Account Agreements     incorporated herein by reference to
                                                         Exhibit 10.9 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.10      Guaranty of K-tel International, Inc.  incorporated herein by reference to Exhibit 10.10 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.11      Guarantor's Pledge Agreement           incorporated herein by reference
                                                         to Exhibit 10.11 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.12      Guarantor's Security Agreement         incorporated herein by reference
                                                         to Exhibit 10.12 of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1994

       10.13      1987 Stock Incentive Plan              incorporated herein by reference to
                                                         Exhibit (10)iv of the Registrant's
                                                         Annual Report on Form 10-K for the
                                                         year ended June 30, 1987

       10.14      Revolving Credit Agreement dated       incorporated herein by reference to
                  January 30, 1995 with TCF Bank         Exhibit 10.14 of the Registrant's
                  Minnesota FSB and K-tel, Inc.          Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.15      Revolving Note for up to $3,000,000    incorporated herein by reference to
                  by K-tel, Inc.                         Exhibit 10.15 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.16      Security Agreement of K-tel, Inc.      incorporated herein by reference to
                                                         Exhibit 10.16 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.17      Amended and Restated Security          incorporated herein by reference to
                  Agreement of K-tel USA                 Exhibit 10.17 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.18      Amended and Restated Security          incorporated herein by reference to
                  Agreement of Dominion                  Exhibit 10.18 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.19      Amendment to K-tel USA's Copyright     incorporated herein by reference to
                  Security Agreement                     Exhibit 10.19 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.20      Amendment to Dominion's Copyright      incorporated herein by reference to
                  Security Agreement                     Exhibit 10.20 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.21      Collateral Bank Account Agreement      incorporated herein by reference to
                                                         Exhibit 10.21 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.22      Guaranty of K-tel International, Inc.  incorporated herein by reference to
                                                         Exhibit 10.22 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.23      Guaranty of K-tel USA                  incorporated herein by reference to
                                                         Exhibit 10.23 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.24      Guaranty of Dominion                   incorporated herein by reference to
                                                         Exhibit 10.24 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.25      Amended and Restated Pledge            incorporated herein by reference to
                  Agreement of K-tel International, Inc. Exhibit 10.25 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.26      Amended and Restated Security          incorporated herein by reference to
                  Agreement of K-tel International, Inc. Exhibit 10.26 of the Registrant's
                                                         Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.27      First Amendment to Revolving Credit    incorporated herein by reference to
                  Agreement with K-tel USA, Dominion     Exhibit 10.27 of the Registrant's
                  and TCF Bank Minnesota FSB             Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.28      Replacement Revolving Note for up to   incorporated herein by reference to
                  $2,000,000 with K-tel USA and          Exhibit 10.28 of the Registrant's
                  Dominion                               Quarterly Report on Form 10-Q for
                                                         the quarter ended December 31, 1994

       10.29      Guaranty of K-tel, Inc.                incorporated herein by reference to
                                                         Exhibit 10.29 of the Registrant's
                                                         Quarterly Report on Form 10-Q for the
                                                         quarter ended December 31, 1994

       10.30      First Amendment to Revolving Credit
                  Agreement and to Revolving Note        attached to this report as Exhibit 10.30

       10.31      Second Amendment to Revolving Credit
                  Agreement and to Revolving Note        attached to this report as Exhibit 10.31

       10.32      Debt Subordination Agreement           attached to this report as Exhibit 10.32

       10.33      Second Amendment to Revolving Credit
                  Agreement-K-tel, Inc.                  attached to this report as Exhibit 10.33

       10.34      Third Amendment to Revolving Credit
                  Agreement-K-tel USA and Dominion       attached to this report as Exhibit 10.34

       10.35      Replacement Revolving Note for up to
                  $3,500,000 with K-tel USA and
                  Dominion                               attached to this report as Exhibit 10.35

       11         Statement Regarding Computation
                  of Earnings Per Share                  attached to this report as Exhibit 11

       21         Subsidiaries of the Registrant         attached to this report as Exhibit 21

       23         Consent of Independent Public          attached to this report as Exhibit 23
                  Accountants

       27         Financial Data Schedule                (SEC use)
