Form 10-Q
period 1995-09-30
K TEL INTERNATIONAL INC
filed 1995-11-17
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1995               Commission file number 0-6664

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 9, 1995 there were approximately 3,729,172 common shares outstanding. K-tel International, Inc. shares are listed on the NASDAQ exchange. For the quarter ended September 30, 1995, K-tel shares traded within the high and low bid range of $3.25 to $5.13 compared to a range of $3.88 to $4.75 for the comparable period in the prior year.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                    For the quarter ended September 30, 1995



                                                                     Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations                          3
         - Three month periods ended September 30, 1995 and 1994

         Consolidated Balance Sheets                                    4
         - September 30, 1995 and June 30, 1995

         Consolidated Statements of Cash Flows                          5
         - Three month periods ended September 30, 1995 and 1994

         Notes to Consolidated Financial Statements                    6-7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8-10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              11


SIGNATURES                                                             12


EXHIBITS

Exhibit 11:  Statement Regarding Computation of Earnings Per Share

Exhibit 27:  Financial Data Schedule (SEC use)


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(in thousands - except per share data)



                                           1995          1994
NET SALES                               $ 16,624      $ 13,761

COSTS AND EXPENSES:
  Cost of goods sold                       8,512         7,027
  Advertising                              2,735         2,319
  Selling, general & administrative        4,989         4,363

     Total Costs and Expenses             16,236        13,709


OPERATING INCOME                             388            52

NON-OPERATING INCOME:
  Interest income                            106            28
  Interest expense                           (75)          (15)
  Foreign currency transaction gain           10            76

     Total Non-operating Income               41            89


INCOME  BEFORE BENEFIT
  PROVISION FOR TAXES                        429           141

 PROVISION FOR INCOME TAXES                 (124)          (75)

NET INCOME                              $    305      $     66


NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE              $    .08      $    .02


WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                       3,803         3,805


K-TEL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS - UNAUDITED
SEPTEMBER 30 AND JUNE 30, 1995
(in thousands)

                                                September 30,    June 30,
                                                    1995           1995
ASSETS
Current Assets:
  Cash and cash equivalents                        $  1,754      $  2,154
  Restricted cash                                       730           536
  Accounts receivable, net                           14,389        11,971
  Inventories                                         7,896         7,382
  Royalty advances                                    2,373         2,176
  Prepaid expenses                                    1,707         2,108
  Income tax refund receivable                          428           540
     Total Current Assets                            29,277        26,867

Property and Equipment                                2,910         2,820
Less-Accumulated depreciation and amortization       (1,856)       (1,797)
     Property and Equipment, net                      1,054         1,023
Other Assets                                            836           747
                                                   $ 31,167      $ 28,637


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Line of credit                                   $  3,837      $  2,516
  Accounts payable                                    4,919         4,929
  Accrued royalties                                   9,663         9,047
  Reserve for returns                                 7,572         6,802
  Other current liabilities                           1,845         2,517
  Income taxes payable                                  608           373
    Total Current Liabilities                        28,443        26,184

  Common stock                                           37            37

  Contributed capital                                 7,837         7,816
  Accumulated deficit                                (4,616)       (4,921)
  Cumulative translation adjustment                    (534)         (479)
    Total Shareholders' Investment                    2,724         2,453
                                                   $ 31,167      $ 28,637


K-TEL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(in thousands)


                                                               September 30,
                                                             1995        1994
Cash Flows From Operating Activities:
  Net income                                               $   305      $    66
  Adjustments to reconcile net income to cash used for
    operating activities:
    Depreciation and amortization                              491          129

  Changes in current operating items:
    Restricted Cash                                           (194)        (281)
    Accounts receivable                                      (2464)          90
    Inventories                                               (545)      (1,107)
    Royalty advances                                          (207)        (495)
    Prepaid expenses                                           378         (267)
    Current liabilities                                      1,121          552

  Cash used for operating activities                        (1,115)      (1,313)

Cash flows from investing activities:
  Property and equipment purchases                            (163)         (68)
  Proceeds from sale of property and equipment                  56           10
  Music catalog additions                                     (493)         (75)
  Other                                                        (15)          (9)

  Cash used for investing activities                          (615)        (142)

Cash flows from financing activities:
  Proceeds from note payable to bank, net                    1,321         --
  Proceeds from exercise of stock options                       21            4
                                                             1,342            4
  Cash provided by financing activities

Effect of exchange rates on cash and cash equivalents           (2)         (57)

Net decrease in cash and cash equivalents                     (400)      (1,508)

Cash and cash equivalents at beginning of year               2,154        6,600

Cash and cash equivalents at period end                    $ 1,754      $ 5,092



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.


2.   RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, and goodwill either to be held or disposed of. Management believes the adoption of Statement 121 will not have a material impact on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for "fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires proforma disclosures of net income and earnings per share as if the fair value based method of accounting has been applied. The Company expects to adopt Statement No. 123 in 1996. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the proforma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations.


3.   SALE OF CONSUMER ENTERTAINMENT BUSINESS

     On July 24, 1995, the Board of Directors of the Company approved the sale of its consumer entertainment business to a corporation controlled by the Company's President and Chief Executive Officer (the Purchaser). The Company proposes to sell its consumer entertainment business to the Purchaser by selling to the Purchaser three domestic subsidiaries and ten foreign subsidiaries (the "Entertainment Subsidiaries") which own the master recording catalog rights to music recordings and through which the Company operates its consumer entertainment products business at a purchase price of $25,000,000 plus certain adjustments estimated at September 30, 1995 to increase the total purchase price to $33,503,000. The Company will retain and continue to operate its non-entertainment consumer products business, including two domestic subsidiaries (the "Remaining Subsidiaries") operating the retained business. As part of the transactions, the Company and the Remaining Subsidiaries will repay the net intercompany debt owed by them to the Entertainment Subsidiaries of $9,730,000 at September 30, 1995 and will repay bank indebtedness which is $1,934,000 at September 30, 1995. The proposed transaction is subject to the Purchaser obtaining financing and various other conditions, including approval of the transaction by the Company's shareholders and the receipt of an opinion of a financial advisor that the proposed transaction is fair from a financial point of view to the shareholders of the Company.

     The following unaudited pro-forma financial data for the Company has been prepared on a pro-forma basis to give effect to the divestiture of the Entertainment Subsidiaries. The increases and decreases summarized below include the effect of net cash inflows to the Company and the removal of the assets, liabilities, revenues and expenses of the Entertainment Subsidiaries.

                                                                                  Pro forma
                                                      Sept. 30,                   Sept. 30,
                                                        1995        Increase        1995
                                                     as reported   (decrease)    (unaudited)
Total current assets                                    $29,277     $ (1,796)     $ 27,481
Other assets                                              1,890       (1,847)           43
     Total assets                                       $31,167     $ (3,643)     $ 27,524

Total current liabilities                               $28,443     $(26,318)     $  2,125

Shareholders' Investment                                  2,724       22,675        25,399
     Total liabilities and shareholders' investment     $31,167     $  3,643)     $ 27,524

Net sales                                               $16,624     $(12,258)     $  4,366

Operating income                                        $   388     $             $   (327)
                                                                                      (715)

Loss from continuning operations                        $   305     $             $   (254)
                                                                                      (559)

Discontinued Operations
   Income from operations of
      Entertainment subsidiaries                              0          559           559
   Gain on sale of Entertainment
      Subsidiaries                                            0       22,164        22,164

Net Income                                              $   305     $ 22,164      $ 22,469



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.        Results of Operations

          The following tables set forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)


                             Quarter Ended September 30, 1995                      Quarter Ended September 30 1994
                        North America         Europe           Total        North America        Europe             Total

Net Sales                $11,626  100%    $ 4,998   100%    $16,624  100%    $7,040  100%    $ 6,721    100%     $13,761  100%

Costs and expenses
  Cost of goods sold       6,086   52%      2,427    49%      8,513   51%     4,017   58%      3,010     45%       7,027   52%
  Advertising              1,800   15%        935    19%      2,735   16%       350    5%      1,969     29%       2,319   17%
  Selling, general &       2,907   25%      1,647    33%      4,554   27%     1,842   26%      2,316     34%       4,158   30%
     administrative

Operating Income (Loss)      834    7%        (11)    0%        823    5%       831   12%       (574)    (9)%        257    2%


     In addition to the operating amounts above for the quarter ended September 30, 1995, the parent holding company recorded $435,000 in expenses. For the quarter ended September 30, 1994, the parent holding company recorded $205,000 in expenses. The increase in costs was due to additions in personnel and the increased legal fees associated with the proposed sale of the consumer entertainment business. (see Note 3 to consolidated financial statements)

     Consolidated net sales for the first quarter ended September 30, 1995, were $16,624,000 with operating income of $388,000 and net income of $305,000 or $.08 per share. Consolidated net sales for the same period in the prior year were $13,761,000 with operating income of $52,000 and net income of $66,000 or $.02 per share.

     North American sales were up 65% over the prior year comparable period due primarily to U.S. music sales success in most of its widely diverse and expanding product offerings covering nearly all genres of music. Also contributing to the sales increase was a successful first quarter U.S. music direct response television infomercial. European sales were down from the prior year comparable period due mainly to the close down of the Spanish entity at the end of fiscal 1995.

     For the quarter ended September 30, 1995, cost of goods sold as a percentage of net sales were 51% as compared to 52% in the prior year comparable period. North American cost of goods sold were 52% compared to 58% for the same period last year due mainly to consumer convenience product margin improvement over the prior year. Prior year consumer convenience product first quarter margins were adversely affected by sales of some higher priced, low margin items. European cost of goods sold increased over prior year due mainly to a change in business in the United Kingdom, to mostly lower margin budget music product from a combination of music and consumer convenience product in the prior year. The German subsidiary had a small increase in percentage of cost of goods sold due to sales product mix varying slightly from the previous year.

     Consolidated advertising costs as a percent of sales were 16% as compared to 17% in the previous year comparable period. North American advertising costs as a percent of sales were 15% compared to 5% in the previous year. This increase was due mainly to additional U.S. music retail advertising in support of sales growth, a successful direct response television music infomercial in the current year first quarter (direct response television sales require higher levels of advertising than retail sales), and a first quarter Canadian television promotion supporting some new music product releases. European advertising cost as a percent of sales were 19% compared to 29% in the previous year. The decrease was primarily due to the closedown of the Spanish entity at the end of fiscal 1995. The Spanish entity sales were mainly direct response television sales which require higher levels of advertising than retail sales. Also contributing to the reduction in European advertising costs was Germany which had more success in direct response television promotions in the current year first quarter.

     Selling, general and administrative expenses for the quarter ended September 30, 1995 were $4,989,000 or 30% of net sales, as compared to $4,363,000 or 32% of net sales in the previous year comparable period. North American selling, general and administrative expenses were up $1,085,000 over the previous year comparable period in support of a 65% growth in sales for the same period. European selling, general and administrative expenses were down from the previous year due mainly to the closedown of the Spanish entity and the restructuring of the German entity in the fourth quarter ending June 30, 1995.

     Operating income for the quarter ended September 30, 1995 increased to $388,000 from $52,000 for the same period last year. Improvement in operating income for the first quarter was due mainly to closedown of loss operations in Spain, restructuring of the German operation and significant profit improvement over the prior year in the Company's Finnish entity due to very strong retail music sales.

     During the quarter ended September 30, 1995, the Company experienced a foreign currency transaction gain of $10,000 compared to a gain of $76,000 experienced during the comparable period in the prior year. In the first quarter of fiscal 1996, foreign exchange rate fluctuations have been less favorable to the Company than in the previous year comparable period. Also, the Company has a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to its European subsidiaries liabilities which are payable to the Company's U.S. parent or U.S. Subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. The majority of the fiscal 1996 first quarter translation gains were the result of these intercompany liabilities. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

     The provision for income taxes for the quarter ended September 30, 1995 was $124,000 compared to a provision of $75,000 in the prior year comparable period. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of any net operating loss carryforwards.

     Operating results for the quarter ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year as a whole.

     The Company provided restructuring/closedown charges of $652,000 in 1995 relating to the Company's restructuring/closedown of it Spanish and German operations.. The restructuring/closedowns will be completed during the first two quarters of fiscal 1996 and the accrued charge at June 30, 1995 should approximate the actual cost incurred to complete the restructuring/closedown.

B.   Liquidity and Capital Resources

     During the first quarter ended September 30, 1995, cash and cash equivalents decreased approximately $400,000 to $1,754,000. The overall decrease in cash was primarily due to increases in nearly all current operating items (accounts receivable, inventories, royalty advances and current liabilities) which continued to be driven by strong sales growth continuing into the first quarter of fiscal 1996. The related collections and payments will occur in the second and third quarter of this fiscal year. Part of the cash decrease was offset by proceeds received under the Company's working capital line of credit.

     During the first quarter of fiscal 1996, the Company purchased approximately $313,000 of consumer convenience product from an affiliate controlled by the Chairman of the Board. The Company owed approximately $394,000 to the affiliate at September 30, 1995. The Chairman's company purchased less than $1,000 of products from the Company during the first quarter ended September 30, 1995 and owed the Company $233,000 at September 30, 1995. No interest will be charged on the related outstanding balances during fiscal 1996.

     Three of the Company's United States subsidiaries, K-tel International
     (USA), Inc., Dominion Entertainment, Inc. and K-tel, Inc. (the "Subsidiaries") have revolving credit agreements maturing November 30, 1995. The agreements provide for an asset based line of credit not to exceed $5,500,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. K-tel International, Inc. has also guaranteed all borrowings of the Subsidiaries. The amounts outstanding under these lines of credit were $3,837,000 at September 30, 1995. The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of September 30, 1995 the Subsidiaries were in compliance or have obtained waivers for these covenants.

     Management considers its cash needs for the current fiscal year to be adequately covered by its operations, borrowings under the TCF lines of credit or by funding from another company controlled by the Chairman of the Board of Directors of the Company. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices which have mainly been by way of giving the Company open ended payment terms on product purchased from his affiliate companies. It is the Company's intention to renew its lines of credit for at least an additional year when they mature on November 30, 1995. The Company has initiated discussions with the bank and believes the lines of credit will be renewed.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBIT INDEX

        Exhibit 11 - Statement Regarding Computation of Earnings Per Share.

        Exhibit 27:  Financial Data Schedule (SEC use)


(b)     REPORTS ON FORM 8-K

        On August 16, 1995 the Company filed a Form 8K, with the Securities and Exchange Commission regarding the July 24, 1995 Board of Directors approval of the sale of the Company's entertainment business. The information required under this item is incorporated herein by reference to the Form 8-K.

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