Form 10-K/A
period 1995-06-30
K TEL INTERNATIONAL INC
filed 1995-12-14
CIK 54193

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1995         Commission File Number   0-6664

                            K-TEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           Minnesota                                             41-0946588
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

2605 Fernbrook Lane North, Minneapolis, Minnesota                55447-4736
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


Prospective Information


On July 24, 1995, the Board of Directors of K-tel International, Inc. (the Company) approved the sale of its consumer entertainment business to a corporation controlled by the Company's President and Chief Executive Officer (the Purchaser). The Company proposes to sell its consumer entertainment business to the Purchaser by selling to the Purchaser three domestic subsidiaries and ten foreign subsidiaries (the "Entertainment Subsidiaries") which own the master recording catalog rights to music recordings and through which the Company operates its consumer entertainment products business at a purchase price of $25,000,000 plus certain adjustments estimated at June 30, 1995 to increase the total purchase price to approximately $32,000,000. The Company will retain and continue to operate its non-entertainment consumer product business, including two domestic subsidiaries (the "Remaining Subsidiaries") operating the retained business. As part of the transactions, the Company and the Remaining Subsidiaries will repay the net intercompany debt owed by them to the Entertainment Subsidiaries which is $8,712,000 at June 30, 1995 and will repay bank indebtedness which had a June 30, 1995 balance of $1,567,000.


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

                                                   Year Ended June 30,
                                      1995       1994      1993      1992      1991

Net Sales                          $ 65,917    $54,270   $55,714   $48,234   $35,252

Operating Income (Loss)            $ (2,188)   $   223   $ 3,623   $ 2,488   $   727
Net Income (Loss)                  $ (2,483)   $   376   $ 2,701   $ 1,875   $   558
Net Income (Loss) Per Common
  and Common Equivalent Share      $   (.67)   $   .10   $   .72   $   .50   $   .15

Total Assets                       $ 28,637    $26,874   $21,922   $22,292   $15,942

Long-Term Debt                     $     --    $    --   $     2   $    66   $   116

Cash Dividends Declared and Paid   $     --    $    --   $    --   $    --   $    --



ITEM  7:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
         CONDITION  AND  RESULTS  OF  OPERATIONS

A.     Results of Operations

The following tables set forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales. All amounts are in thousands of dollars.





                                        Year Ended June 30, 1995                            Year Ended June 30, 1994
                                North                                              North
                               America     Europe and Pacific       Total         America      Europe and Pacific        Total
Net Sales                   $36,579   100%   $ 29,338   100%  $ 65,917   100%  $28,606   100%   $ 25,664    100%    $54,270   100%

Costs and expenses
  Cost of goods sold         22,131    61%     13,607    46%    35,738    54%   16,003    56%     11,268     44%     27,271    50%
  Advertising                 3,490     9%      8,111    28%    11,601    17%    2,787    10%      7,676     30%     10,463    19%
  Selling, general &
   administrative             9,155    25%      9,641    33%    18,796    29%    6,225    22%      8,374     33%     14,599    28%
  Restructuring/closedown
   charges                       --    --         652     2%       652     1%       --    --         624      2%        624     1%

Operating Income (Loss)       1,803     5%     (2,673)   (9)%     (870)   (1)%   3,591    12%     (2,278)    (9)%     1,313     2%





For the year ended June 30, 1995, the parent company recorded $1,318,000 in expenses. For the year ended June 30, 1994, the parent company recorded $1,090,000 in expenses. The increase in costs was due to additions in personnel and the establishment of a corporate satellite office in Los Angeles.


                                        Year Ended June 30, 1994                       Year Ended June 30, 1993
                            North America  Europe and Pacific      Total      North America  Europe and Pacific      Total

Net Sales                   $28,606   100%   $ 25,664   100%  $54,270   100%  $18,976   100%   $36,738   100%   $55,714   100%

Costs and expenses
  Cost of goods sold         16,003    56%     11,268    44%   27,271    50%   10,551    56%    13,400    37%    23,951    43%
  Advertising                 2,787    10%      7,676    30%   10,463    19%    1,251     6%    10,405    28%    11,656    20%
  Selling, general &
   administrative             6,225    22%      8,374    33%   14,599    28%    5,063    27%    10,279    28%    15,342    28%
  Restructuring/closedown
   charges                       --    --         624     2%      624     1%      --     --         --    --         --    --

Operating Income (Loss)       3,591    12%     (2,278)   (9)%   1,313     2%    2,111    11%     2,654     7%     4,765     9%


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


Restructure/closedown charges of $652,000 in 1995 resulted from the fourth quarter decision to close loss operations in Spain and to restructure/downsize loss operations in Germany. Throughout fiscal year 1995, the Company evaluated various alternatives to improve operating performance or eliminate future potential negative results from the German and Spanish operations. Investment banking assistance was retained to identify strategic partners or buyers for each company but no suitable agreements were reached resulting in the restructuring and closing down of the entities. In the fourth quarter of fiscal 1995, management made firm commitments and developed and began implementation of a formal plan to wind down the operations in Spain and restructure/downsize the operations in Germany by eliminating short form (30, 60, 90 second spot television commercials) direct response consumer convenience product marketing (which was previously a significant part of the German operations) and downsizing the current distribution facility to approximately one third of the current size and cost. The resulting smaller German operation will focus on short and long form (infomercials, generally 30 minute commercials) direct response marketing of music products. Of the $652,000 charge recorded in fiscal 1995, $264,000 represents future cash outflows of the Company. These cash outflows will be funded by these subsidiaries or by funding from cash resources of other subsidiaries.


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


Management considers its cash needs for the current fiscal year to be adequately covered by its operations, borrowings under the TCF lines of credit or by funding from another company controlled by the Chairman of the Board of Directors of the Company. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices. Past funding has generally consisted of open-ended payment terms on product purchased from the Chairman's affiliated companies. Also, in April, 1994, an affiliate company controlled by the Chairman provided $1,000,000 in short-term financing to the Company which was repaid by the Company approximately six months later. It is the Company's intention to renew its lines of credit for at least an additional year when they mature on November 30, 1995. The Company has initiated discussions with the bank and believes the lines of credit will be renewed.



Prospective Information


On July 24, 1995, the Board of Directors of K-tel International, Inc. (the Company) approved the sale of its consumer entertainment business to a corporation controlled by the Company's President and Chief Executive Officer (the Purchaser). The Company proposes to sell its consumer entertainment business to the Purchaser by selling to the Purchaser three domestic subsidiaries and ten foreign subsidiaries (the "Entertainment Subsidiaries") which own the master recording catalog rights to music recordings and through which the Company operates its consumer entertainment products business at a purchase price of $25,000,000 plus certain adjustments estimated at June 30, 1995 to increase the total purchase price to approximately $32,000,000. The Company will retain and continue to operate its non-entertainment consumer products business, including two domestic subsidiaries (the "Remaining Subsidiaries") operating the retained business. As part of the transactions, the Company and the Remaining Subsidiaries will repay the net intercompany debt owed by them to the Entertainment Subsidiaries which is $8,712,000 at June 30, 1995 and will repay bank indebtedness which had a June 30, 1995 balance of $1,567,000.



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

                                                                                    Long Term
                                                    Annual Compensation           Compensation

                                                                      Other Annual   Awards
Name and Principal Position[s]           Year    Salary      Bonus    Compensation  Options

Mickey Elfenbein                         1995   $228,250   $     --     $ 2,022         --
Chief Executive Officer                  1994   $220,000   $     --     $   866     75,000
President and Secretary                  1993   $200,000   $227,775 (1) $    --         --


Jeffrey M. Koblick                       1995   $177,482   $     --     $ 2,022         --
Senior Vice President -                  1994   $167,500   $ 58,353     $ 1,275      5,000
Purchasing and Operations                1993   $156,750   $ 89,376     $    --     10,000


Mark Dixon                               1995   $ 97,500   $     --     $ 1,221         --
Chief Financial Officer,                 1994   $ 88,750   $     --     $   681      7,500
Vice President - Finance and Treasurer   1993   $ 80,813   $ 45,198     $    --      7,500


David Weiner                             1995   $117,500   $     --     $ 1,366         --
Vice President - Corporate Development   1994   $ 59,583   $     --     $   275     10,000
                                         1993   $     --   $     --     $    --         --


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

                                                                Number of Unexercised                 Value of Unexercised
                                                                  Options at Fiscal                  In-the-Money Options at
                                                                     Year-End (#)                      Fiscal Year-End (1)
                           Shares Acquired      Value
Name                         on Exercise      Realized (1)    Exercisable    Unexercisable         Exercisable     Unexercisable

Mickey Elfenbein                 ----            ----            37,500         37,500             $    ----     $    ---

Jeffrey M. Koblick               ----            ----            47,500          5,000             $  71,250     $  1,875

Mark Dixon                       ----            ----            18,375          5,625             $  19,968     $  1,406

David Weiner                     ----            ----             5,000          5,000             $    ----     $   ----


(1) Market value of underlying securities at year-end minus the exercise price.

                         COMPANY STOCK PRICE PERFORMANCE

         Performance Graph

The following Stock Price Performance Graph compares the cumulative total return* of the Company, the S&P 500 Stock Index and peer groups for a five year period:

[GRAPH]

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


ITEM  13:  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

CERTAIN TRANSACTIONS


During fiscal 1995, the Company purchased $354,000 of consumer convenience product from K-tel International, Ltd., another company controlled by the Chairman of the Board. The purchase prices for these products were at prices comparable to transactions with a third party. However, the payment terms are open-ended as a method of financing the Company's consumer convenience product expansion in Europe and the U.S. The outstanding balance owed by the Company to this affiliate at June 30, 1995 was $175,000. The Company reimbursed such other company $3,000 during fiscal 1995 for warehousing and shipping services provided in Canada and travel, telephone and legal fees incurred on behalf of the Company.



The Company sold approximately $228,000 of consumer convenience product in fiscal 1995 to K-tel International, Ltd. and K-tel International (Canada), Inc., both affiliates controlled by the Company's Chairman of the Board. The prices for these products were comparable to prices in transactions with third parties. The outstanding balance owed by these affiliates to the Company at June 30, 1995 was $208,000.


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

       10.7       K-tel USA Copyright Security Agreement     incorporated herein by reference to
                                                             Exhibit 10.7 of the Registrant's
                                                             Annual Report on Form 10-K for the
                                                             year ended June 30, 1994

       10.8       Dominion Copyright Security Agreement      incorporated herein by reference to
                                                             Exhibit 10.8 of the Registrant's
                                                             Annual Report on Form 10-K for the
                                                             year ended June 30, 1994

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

       10.30      First Amendment to Revolving Credit        incorporated herein by reference to Exhibit 10.30
                  Agreement and to Revolving Note            of the Registrant's Annual Report on Form 10-K for the
                                                             year ended June 30, 1995

       10.31      Second Amendment to Revolving Credit       incorporated herein by reference to Exhibit 10.31
                  Agreement and to Revolving Note            of the Registrant's Annual Report on Form 10-K for the
                                                             year ended June 30, 1995

       10.32      Debt Subordination Agreement               incorporated herein by reference to Exhibit 10.32
                                                             of the Registrant's Annual Report on Form 10-K for the
                                                             year ended June 30, 1995

       10.33      Second Amendment to Revolving Credit       incorporated herein by reference to Exhibit 10.33
                  Agreement-K-tel, Inc.                      of the Registrant's Annual Report on Form 10-K for the
                                                             year ended June 30, 1995

       10.34      Third Amendment to Revolving Credit        incorporated herein by reference to Exhibit 10.34
                  Agreement-K-tel USA and Dominion           of the Registrant's Annual Report on Form 10-K for the
                                                             year ended June 30, 1995

       10.35      Replacement Revolving Note for up to       incorporated herein by reference to Exhibit 10.35
                  $3,500,000 with K-tel USA and Dominion     of the Registrant's Annual Report on Form 10-K for the
                                                             year ended June 30, 1995

       11         Statement Regarding Computation            attached to this report as Exhibit 11
                  of Earnings Per Share

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


/S/ Mickey Elfenbein    Principal Executive Officer,
Mickey Elfenbein        President, and Director                 October 12, 1995


/S/ Mark Dixon          Vice President - Finance, Director
Mark Dixon              Chief Financial Officer and Treasurer   October 12, 1995
                        (Principal Accounting Officer)


/S/ Seymour Leslie      Director
Seymour Leslie                                                  October 12, 1995



/S/ Sanford Sigoloff    Director
Sanford Sigoloff                                                October 12, 1995



(ITEM  14(A))
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants...............................    26

Consolidated Statements of Operations for each of the three
years in the period ended June 30, 1995................................    27

Consolidated Balance Sheets as of June 30, 1995 and 1994...............    28

Consolidated Statements of Shareholders' Investment
for each of the three years in the period ended June 30, 1995..........    29

Consolidated Statements of Cash Flows for
each of the three years in the period ended June 30, 1995..............    30

Notes to Consolidated Financial Statements............................. 31-39

Supplemental Schedule to Consolidated Financial Statements:

    Schedule II - Valuation and Qualifying Accounts....................    40


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



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
FOR THE YEARS ENDED JUNE 30
(in thousands)

                                                                                                                 Cumulative
                                                          Common       Stock      Contributed     Accumulated    Translation
                                                          Shares      Amount        Capital         Deficit      Adjustment

Balance, June 30, 1992                                    3,600       $   36        $ 7,622        $  (5,515)     $  (115)

Net income                                                   --           --             --            2,701           --
Proceeds from exercise of stock options                      61            1             90               --           --
Translation adjustment                                       --           --             --               --         (670)

Balance, June 30, 1993                                    3,661           37          7,712           (2,814)        (785)

Net income                                                   --           --             --              376           --
Proceeds from exercise of stock options                      46           --             89               --           --
Translation adjustment                                       --           --             --               --          (69)

Balance, June 30, 1994                                    3,707           37          7,801           (2,438)        (854)

Net loss                                                     --           --             --           (2,483)          --
Proceeds from exercise of stock options                       7           --             15               --           --
Translation adjustment                                       --           --             --               --          375

Balance, June 30, 1995                                    3,714       $   37        $ 7,816        $  (4,921)     $  (479)


The accompanying notes to consolidated financial statements are an integral part of these statements.



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(in thousands)


                                                                  1995       1994       1993
Operating Activities:
Net income (loss)                                              $ (2,483)   $   376    $ 2,701

Adjustments to reconcile net income (loss)
 to cash provided by (used for)
 operating activities:
    Depreciation and amortization                                   567        618        330
    Restructuring/closedown charges                                 652        624         --

  Changes in current operating items:
    Restricted cash                                               1,612     (2,148)        --
    Accounts receivable                                            (309)    (1,712)    (1,317)
    Inventories                                                  (1,915)    (1,228)      (262)
    Royalty advances                                             (1,250)       (10)       106
    Prepaid expenses                                               (835)        66       (675)
    Accounts payable and accrued liabilities                      1,250      4,050         27
    Income tax refund receivable                                   (101)      (340)    (1,049)
    Income taxes payable                                            288       (138)        --
      Cash Provided By (Used For) Operating Activities           (2,524)       158       (139)

Investing Activities:
  Property and equipment purchases                                 (639)      (337)      (801)
  Proceeds from sale of property and equipment                      116         83        201
  Music catalog additions                                          (444)      (298)        --
  Other                                                             (22)      (232)      (170)
    Cash Used For Investing Activities                             (989)      (784)      (770)

Financing Activities:
  Borrowings on line of credit                                   30,265         --         --
  Repayments on line of credit                                  (27,749)        --         --
  Repayments on note payable to affiliate                        (1,000)       (62)       (54)
  Proceeds from exercise of stock options                            15         89         91
    Cash Provided By Financing Activities                         1,531         27         37

Effect of Exchange Rate Changes on Cash and Cash Equivalents        (35)       (28)      (386)
Net Decrease in Cash and Cash Equivalents                        (2,017)      (627)    (1,258)
Cash and Cash Equivalents at Beginning of Year                    4,171      4,798      6,056

Cash and Cash Equivalents at End of Year                       $  2,154    $ 4,171    $ 4,798

Supplemental Cash Flow Information
  Cash paid for -
    Interest                                                   $    174    $    44    $    28

    Income Taxes                                               $    425    $   310    $ 1,486



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

     Rights To Use Music Product


     Certain of the Company's compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product. The amounts paid for minimum guarantees or non-returnable advances are charged to expense in accordance with the terms of the license agreements. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non-returnable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets. Licenses are subject to audit by licensors. An agent for various licensors has conducted an audit related to amounts owed to the agent on behalf of the licensors but has not yet submitted the results of that audit to the Company. Management believes the ultimate results of the audit will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


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

     Use of Estimates


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and
     disclosure of          assets and liabilities at the date of the financial
     statements and the reported amounts of revenues and expenses during the reporting period. As better information becomes available (or actual amounts determinable), the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.


     Reclassifications

     Certain reclassifications have been made in the 1994 financial statements to conform to the 1995 presentation. Such reclassifications had no affect on net income or shareholders' investment as previously reported.


3.   SALE OF CONSUMER ENTERTAINMENT BUSINESS


     On July 24, 1995, the Board of Directors of the Company approved the sale of its consumer entertainment business to a corporation controlled by the Company's President and Chief Executive Officer (the Purchaser). The Company proposes to sell its consumer entertainment business to the Purchaser by selling to the Purchaser three domestic subsidiaries and ten foreign subsidiaries (the "Entertainment Subsidiaries") which own the master recording catalog rights to music recordings and through which the Company operates its consumer entertainment products business at a purchase price of $25,000,000 plus certain adjustments estimated at June 30, 1995 to increase the total purchase price to approximately $32,000,000. The Company will retain and continue to operate its non-entertainment consumer products business, including two domestic subsidiaries (the "Remaining Subsidiaries") operating the retained business. As part of the transactions, the Company and the Remaining Subsidiaries will repay the net intercompany debt owed by them to the Entertainment Subsidiaries which is $8,712,000 at June 30, 1995 and will repay bank indebtedness which had a June 30, 1995 balance of $1,567,000. The proposed transaction is subject to the Purchaser obtaining financing and various other conditions, including approval of the transaction by the Company's shareholders and the receipt of an opinion of a financial advisor that the proposed transaction is fair from a financial point of view to the shareholders of the Company.



     The following unaudited pro-forma financial data for the Company has been prepared on a pro-forma basis to give effect to the divestiture of the Entertainment Subsidiaries. The increases and decreases summarized below include the effect of net cash inflows to the Company and the removal of the assets, liabilities, revenues and expenses of the Entertainment Subsidiaries.

                                                                             Pro forma
                                                      June 30,               June 30,
                                                        1995      Increase     1995
                                                    as reported  (decrease) (unaudited)
Balance Sheet Data:
Total current assets                                  $ 26,867    $  1,260    $ 28,127
Other assets                                             1,770      (1,725)         45

     Total assets                                     $ 28,637    $   (465)   $ 28,172

Total current liabilities                             $ 26,184    $(23,320)   $  2,864

Shareholders' Investment                                 2,453      22,855      25,308

     Total liabilities and shareholders' investment   $ 28,637    $   (465)   $ 28,172


Statement of Operations Data:
Net sales                                             $ 65,917    $(51,721)   $ 14,196

Operating loss                                        $ (2,188)   $  1,286    $   (902)

Loss from continuing operations                       $ (2,483)   $  1,468    $ (1,015)

Discontinued operations:
     Loss from operations of Entertainment
      Subsidiaries                                          --      (1,468)     (1,468)

Net loss                                              $ (2,483)   $     --    $ (2,483)

Net loss per share - continuing operations            $   (.27)               $   (.27)

Net loss per share - discontinued operations                --                    (.40)

Net loss per share                                    $   (.67)               $   (.67)




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

     The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):

                                                      1995       1994      1993
Income (loss) before provision
(benefit) for income taxes:
  United States                                     $ 1,564    $ 3,705    $2,557
  Foreign                                            (3,672)    (3,364)      671
    Total                                           $(2,108)   $   341    $3,228

Provision (benefit) for income taxes:
  Currently payable
    United States                                   $   226    $   315    $  167
    Foreign                                             149       (350)      360

      Total currently payable (receivable) and
        total provision (benefit) for income taxes  $   375    $   (35)   $  527



A reconciliation of the U.S. federal statutory rate to the effective tax rate for the years ended June 30 are as follows:

                                                      1995     1994    1993

Federal statutory rate                                (34%)     34%     34%
  State taxes                                           5%      33%      2%
  Change in valuation allowance                        50%    (136%)   (26%)
  Effect of different tax rates on foreign earnings    (3%)     59%      6%
                                                       18%     (10%)    16%


Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Temporary differences which comprise all deferred tax assets are as follows:

                                   June 30,    June 30,
                                     1995        1994

Net operating loss carryforwards   $  8,360    $  7,797
Alternative minimum tax credits         431         367
Reserve for returns                   2,241       2,071
Depreciation                             92          39
Royalty reserves                        467         405
Inventory reserves                      790         614
Nondeductible accruals                   44         161
Allowance for bad debts                 200          99
Valuation allowance                 (12,625)    (11,553)

                                   $     --    $     --


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


8.   RESTRUCTURING/CLOSEDOWN CHARGES

     In the fourth quarter of fiscal 1995, the Company recorded a restructuring/closedown charge of $652,000 related to the decision, planning, and implementation of a formal plan to close down the operations in Spain and restructure the operations in Germany by eliminating short form direct response consumer convenience product marketing and downsizing the current distribution facility to approximately one third of the current size and cost. The resulting smaller German operation will focus on short and long form direct response marketing of music products. The expected future effect of the restructure/closedown is to improve the Company's consolidated operating results by eliminating probable future operating losses in Germany and Spain based on past experiences and expectations of the markets in the near term future. The combined fiscal 1995 Germany and Spain revenues and operating losses before restructuring/closedown charges were $18,992,000 and $2,381,000,respectively.

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

     The components of the 1995 and 1994 restructuring/closedown charges are as follows:

                                                       (In thousands)
                                                     1995         1994
        Inventory write down costs                $      79    $    363
        Employee termination costs                      264         120
        Lease termination costs                          --          46
        Property write downs                              8          39
        Cumulative translation adjustment               251         (62)
        Other                                            50         118

        Total                                     $     652    $    624


     Sixteen employees consisting primarily of sales, administrative, and distribution employees were terminated during fiscal 1995, while ten employees consisting primarily of sales and other administrative managers were terminated during fiscal 1994.

     The fiscal 1994 closedown was completed in the second quarter of fiscal 1995, and the accrued charge at June 30, 1994 approximated the actual costs incurred to complete the closedowns. The implementation of the fiscal 1995 restructuring/ closedown is expected to occur in the first two quarters of fiscal 1996. The exit costs recorded as liabilities include only employee termination costs which will be paid within the first two quarters of fiscal 1996.


9.   OPERATIONS BY GEOGRAPHIC AREA

     The following table sets forth the Company's operations by geographic area as of and for the fiscal years ended June 30 (in thousands):

                                        1995        1994        1993
Net Sales:

North America                        $ 38,228    $ 27,816    $ 20,799
Europe                                 29,338      25,088      36,122
Pacific                                    --         576         616
Transfers between geographic areas     (1,649)        790      (1,823)

Net Sales                            $ 65,917    $ 54,270    $ 55,714

Operating Income (Loss):

North America                        $  1,803    $  3,591    $  2,111
Europe                                 (2,673)     (2,023)      2,617
Pacific                                    --        (255)         37

Operating Income before General
  Corporate Expenses, net                (870)      1,313       4,765

General Corporate Expenses, net        (1,318)     (1,090)     (1,142)

Operating Income                     $ (2,188)   $    223    $  3,623

Identifiable Assets:

North America                        $ 18,816    $ 15,711    $ 10,629
Europe                                  9,821      10,918      10,845
Pacific                                    --         245         448

Identifiable Assets                  $ 28,637    $ 26,874    $ 21,922




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


11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The consolidated results of operations for the four quarters of 1995 and 1994 were as follows (in thousands, except for per share date):

                                    First    Second     Third      Fourth
                                   Quarter   Quarter    Quarter    Quarter

1995

Net Sales                          $13,761   $19,719   $ 16,425    $ 16,012

Costs and Expenses                 $13,709   $19,424   $ 16,943    $ 18,029

Operating Income (Loss)            $    52   $   295   $   (518)   $ (2,017)

Net Income (Loss)                  $    66   $    77   $   (330)   $ (2,296)

Net Income (Loss) per Common and
Common Equivalent Share            $   .02   $   .02   $   (.09)   $   (.62)


     During the fourth quarter of fiscal 1995, the Company recorded restructuring/closedown charges of $652,000 as described in Note 8. In addition, the Company also recorded other one time charges of $740,000 related to various asset write downs in Germany and Spain not directly related to the restructuring/closedown.

                                    First    Second     Third    Fourth
                                   Quarter   Quarter   Quarter   Quarter

1994

Net Sales                          $11,858   $13,814   $13,501   $ 15,097

Costs and Expenses                 $11,441   $13,077   $13,280   $ 16,249

Operating Income (Loss)            $   417   $   737   $   221   $ (1,152)

Net Income (Loss)                  $   241   $   680   $   371   $   (916)

Net Income (Loss) per Common and
  Common Equivalent Share          $   .06   $   .18   $   .10   $   (.24)



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

                        VALUATION AND QUALIFYING ACCOUNTS

                For the years ended June 30, 1995, 1994 and 1993

                                 (in thousands)

                                         Charged to
                           Balance at     Costs and    Charged to                 Balance
                          Beginning of   Expenses or     Other                    at End
                             Period       Net Sales     Accounts    Deductions   of Period
Allowance for
Doubtful
Accounts

1995                     $     489       $     370     $    18 (1)   $  (106) (2)   $   771
1994                     $     336       $     338     $    12 (1)   $  (197) (2)   $   489
1993                     $     260       $     208     $   (17)(1)   $  (115) (2)   $   336

Reserve for
Returns

1995                     $   6,412       $   9,480     $    42 (1)   $(9,132)       $ 6,802
1994                     $   5,738       $   6,703     $    29 (1)   $(6,058)       $ 6,412
1993                     $   4,529       $   7,036     $  (125)(1)   $(5,702)       $ 5,738


(1)  Exchange rate change

(2)  Uncollectible accounts written off, net of recoveries