Form 10-Q
period 1995-12-31
K TEL INTERNATIONAL INC
filed 1996-02-14
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended December 31, 1995                Commission file number 0-6664

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At February 7, 1996 there were approximately 3,755,072 common shares outstanding. K-tel International, Inc. shares are listed on the NASDAQ exchange. For the quarter ended December 31, 1995, K-tel shares traded within the high and low bid range of $3.50 to $5.00 compared to a range of $3.50 to $4.25 for the comparable period in the prior year.


                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                     For the quarter ended December 31, 1995



PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
         - Three and six months periods ended December 31, 1995 and 1994    3

         Consolidated Balance Sheets
         - December 31, 1995 and June 30, 1995                              4

         Consolidated Statements of Cash Flows - Six month periods ended
         December 31, 1995 and 1994                                         5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7-11


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                 13


EXHIBITS


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands - except per share data)

                                                               Three Months Ended                  Six Months Ended
                                                                  December 31,                       December 31,
                                                        -------------     -------------    -------------     -------------
                                                            1995              1994             1995              1994
                                                        -------------     -------------    -------------     -------------
NET SALES                                                 $   18,792        $   19,719       $   35,416      $      33,480
                                                        -------------     -------------    -------------     -------------

COSTS AND EXPENSES:
  Cost of goods sold                                          10,320            10,695           18,832            17,722
  Advertising                                                  3,113             3,590            5,848             5,909
  Selling, general & administrative                            5,138             5,139           10,127             9,502
                                                        -------------     -------------    -------------     -------------

     Total Costs and Expenses                                 18,571            19,424           34,807            33,133
                                                        -------------     -------------    -------------     -------------


OPERATING INCOME                                                 221               295              609               347
                                                        -------------     -------------    -------------     -------------

NON-OPERATING INCOME (EXPENSE):
  Interest income                                               (31)               135               75               163
  Interest expense                                             (117)             (131)            (192)             (146)
  Foreign currency transaction gain (loss)                      (11)              (61)              (1)                15
                                                        -------------     -------------    -------------     -------------

     Total Non-operating Income (Expense)                      (159)              (57)            (118)                32
                                                        -------------     -------------    -------------     -------------


INCOME BEFORE PROVISION
  FOR INCOME TAXES                                                62               238              491               379

PROVISION FOR INCOME TAXES                                     (144)             (161)            (268)             (236)
                                                        -------------     -------------    -------------     -------------

NET INCOME (LOSS)                                       $       (82)      $        77      $       223       $       143
                                                        =============     =============    =============     =============


NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                               $        (.02)    $         .02    $         .06     $         .04
                                                        =============     =============    =============     =============

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                           3,717             3,797            3,792             3,803
                                                        =============     =============    =============     =============





K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995  AND JUNE 30, 1995
(in thousands)


                                                                             December 31,                  June 30,
                                                                                 1995                        1995
                                                                          --------------------         ------------------
                                                                              (UNAUDITED)
ASSETS
-------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                               $             1,917          $           2,154
  Restricted cash                                                                         191                        536
  Accounts receivable, net                                                             16,766                     11,971
  Inventories                                                                           8,349                      7,382
  Royalty advances                                                                      1,896                      2,176
  Prepaid expenses                                                                      1,697                      2,108
  Income tax refund receivable                                                            435                        540
                                                                          --------------------         ------------------
     Total Current Assets                                                              31,251                     26,867
                                                                          --------------------         ------------------

Property and Equipment                                                                  3,000                      2,820
Less-Accumulated depreciation and amortization                                        (1,967)                    (1,797)
                                                                                      -------                    -------
     Property and Equipment, net                                                        1,033                      1,023
Other Assets                                                                              880                        747
                                                                          --------------------         ------------------
                                                                          $            33,164          $          28,637
                                                                          ====================         ==================


LIABILITIES AND SHAREHOLDERS' INVESTMENT
-------------------------------------------------------------------------
Current Liabilities:
  Line of credit                                                           $            4,759          $           2,516
  Accounts payable                                                                      5,113                      4,929
  Accrued royalties                                                                    10,506                      9,047
  Reserve for returns                                                                   7,538                      6,802
  Other current liabilities                                                             2,392                      2,517
  Income taxes payable                                                                    230                        373
                                                                          --------------------         ------------------
     Total Current Liabilities                                                         30,538                     26,184
                                                                          --------------------         ------------------

  Common stock                                                                             37                         37
  Contributed capital                                                                   7,854                      7,816
  Accumulated deficit                                                                 (4,698)                    (4,921)
  Cumulative translation adjustment                                                     (567)                      (479)
                                                                          --------------------         ------------------
     Total Shareholders' Investment                                                     2,626                      2,453
                                                                          --------------------         ------------------
                                                                          $            33,164          $          28,637
                                                                          ====================         ==================





K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
(in thousands)



                                                                                                   December 31,
                                                                                          1995                      1994
                                                                                     ----------------          ----------------
Cash Flows From Operating Activities:
  Net income                                                                         $           223           $           143
  Adjustments to reconcile net income to cash used for operating activities:
     Depreciation and amortization                                                               300                       277

  Changes in current operating items:
     Restricted Cash                                                                             345                      (39)
     Accounts receivable                                                                     (4,889)                   (3,176)
     Inventories                                                                             (1,024)                   (2,658)
     Royalty advances                                                                            257                     (760)
     Prepaid expenses                                                                            375                     (738)
     Current liabilities                                                                       2,382                     3,365
                                                                                     ----------------          ----------------

  Cash used for operating activities                                                         (2,031)                   (3,586)
                                                                                     ----------------          ----------------

Cash flows from investing activities:
  Property and equipment purchases                                                             (268)                     (185)
  Proceeds from sale of property and equipment                                                    58                        46
  Music catalog additions                                                                      (217)                     (225)
  Other                                                                                         (31)                      (12)
                                                                                     ----------------          ----------------

  Cash used for investing activities                                                           (458)                     (376)
                                                                                     ----------------          ----------------

Cash flows from financing activities:
  Proceeds from line of credit, net                                                            2,243                     3,464
  Payment of note payable to Affiliate                                                          ----                   (1,000)
  Proceeds from exercise of stock options                                                         38                        14
                                                                                     ----------------          ----------------

  Cash provided by financing activities                                                        2,281                     2,478

Effect of exchange rates on cash and cash equivalents                                           (29)                        16
                                                                                     ----------------          ----------------

Net decrease in cash and cash equivalents                                                      (237)                   (1,468)

Cash and cash equivalents at beginning of year                                                 2,154                     4,171
                                                                                     ----------------          ----------------

Cash and cash equivalents at period end                                              $         1,917           $         2,703
                                                                                     ================          ================




         K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended June 30, 1995.


2.       RECENTLY ISSUED ACCOUNTING STANDARD

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


3.       SALE OF CONSUMER ENTERTAINMENT BUSINESS

         On July 24, 1995, the Board of Directors of the Company approved the sale of its consumer entertainment business to a corporation controlled by, Mickey Elfenbein, the Company's President (the Purchaser). The Company proposed to sell its consumer entertainment business to the Purchaser by selling to the Purchaser three domestic subsidiaries and ten foreign subsidiaries (the "Entertainment Subsidiaries") which own the master recording catalog rights to music recordings and through which the Company operates its consumer entertainment products business at a purchase price of $25,000,000, subject to certain adjustments. The transaction was subject to shareholder approval, Purchaser obtaining financing and the closing of a related transaction among K-5 Leisure Products, Inc., a company owned by Philip Kives who is the Chairman of the Company and owns approximately 66% of the Company's outstanding shares. Pursuant to the terms of the sale transaction and the related transaction, any party had the right to terminate if closing did not occur by November 30, 1995. Subsequent to that date, the parties continued their efforts to complete the transactions. However, on January 11, 1996, the Company received written notice from K-5 Leisure Products that it terminated the related transaction and therefore, the sale transaction was also terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       Results of Operations

         The following tables set forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)

                                                     Quarter Ended December 31, 1995
                                   ------------------------------------------------------------------------
                                      North America                 Europe                      Total
                                   -------------------      --------------------      ---------------------
Net Sales                        $  11,621        100%     $    7,171       100%      $  18,792        100%

Costs and expenses
  Cost of goods sold                 6,861         59%         3,459         48%         10,320         55%
  Advertising                        1,611         14%         1,502         21%          3,113         17%
  Selling, general &
    administrative                   2,900         25%         1,890         26%          4,790         25%
                                 ----------     -------    ----------     -------     ----------    --------

Operating Income                 $     249          2%     $     320          5%      $     569          3%
                                 ==========     =======    ==========     =======     ==========    ========


(TABLE CONTINUED)


                       Quarter Ended December 31, 1994
  ------------------------------------------------------------------------
       North America                Europe                    Total
  ------------------------------------------------------------------------

 $  10,053        100%     $   9,666        100%     $  19,719        100%


     6,258         62%         4,437         46%        10,695         54%
     1,144         11%         2,446         25%         3,590         18%
     2,290         23%         2,512         26%         4,802         25%

 ----------    --------    ----------    --------    ----------    --------

 $     361          4%     $     271          3%     $     632          3%
 ==========    ========    ==========    ========    ==========    ========


In addition to the operating amounts above the quarter ended December 31, 1995, the parent holding company recorded $348,000 in expenses. For the quarter ended December 31, 1994 the parent holding company recorded $337,000 in expenses. The increase in costs was mainly due to increased legal and professional fees associated with the proposed sale of the consumer entertainment business. (see
Note 3 to consolidated financial statements)


K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)

                                                         Six Months Ended December 31, 1995
                                   ------------------------------------------------------------------------
                                      North America                 Europe                      Total
                                   -------------------      --------------------      ---------------------
Net Sales                        $  23,247        100%     $  12,169        100%      $  35,416        100%

Costs and expenses
  Cost of goods sold                12,946         55%         5,886         48%         18,832         53%
  Advertising                        3,411         15%         2,437         20%          5,848         17%
  Selling, general &
   administrative                    5,807         25%         3,537         29%          9,344         26%
                                 ----------     -------    ----------     -------     ----------    --------

Operating Income (Loss)          $   1,083          5%     $     309          3%      $   1,392          4%
                                 ==========     =======    ==========     =======     ==========    ========


(TABLE CONTINUED)


                     Six Months Ended December 31, 1994
  ------------------------------------------------------------------------
       North America                Europe                    Total
  ------------------------------------------------------------------------

 $  17,094        100%     $  16,386        100%     $  33,480        100%


    10,275         60%         7,447         46%        17,722         53%
     1,494          9%         4,415         27%         5,909         17%
     4,133         24%         4,827         29%         8,960         27%

 ----------    --------    ----------    --------    ----------    --------

 $   1,192          7%     $    (303)          (2)%  $     889          3%
 ==========    ========    ==========    ========    ==========    ========


In addition to the operating amounts above for the six months ended December 31, 1995, the parent holding company recorded $783,000 in expenses. For the six months ended December 31, 1994 the parent holding company recorded $542,000 in expenses. The increase in costs was mainly due to increased legal and professional fees associated with the proposed sale of the consumer entertainment business. (see Note 3 to consolidated financial statements)



A.       Results of Operations

         For the six months ended December 31, 1995 consolidated net sales were $35,416,000 with operating income of $609,000 and net income of $223,000 or $.06 per share. Consolidated net sales for the same period last year were $33,480,000 with operating income of $347,000 and net income of $143,000 or $.04 per share.

         For the quarter ended December 31, 1995 consolidated net sales were $18,792,000 with operating income of $221,000 and net loss of $82,000 or $.02 per share. For the same period last year, sales were $19,719,000 with operating income of $295,000 and net income of $77,000 or $.02 per share.

         Consolidated net sales increased $1,936,000 or 6% for the six months ended December 31, 1995 over the previous year comparable period. North American net sales were up 36% over the prior year comparable period due primarily to U.S. music sales success in most of its widely diverse and expanding product offerings covering nearly all genres of music, as well as a currently successful direct response television music infomercial. European sales were down from the prior year comparable period due mainly to the closure of the Spanish entity at the end of fiscal 1995. The North American sales increase more than offset the European sales decrease for the six month period.

         Consolidated net sales decreased $927,000 for the quarter ended December 31, 1995 from the previous year comparable period. North American sales increased and European sales decreased over the prior year comparable period for the same reasons as described above. However for the quarter ended December 31, 1995, the European sales decrease more than offset the North American sales increase.

         Cost of goods sold for the six months ended December 31, 1995 were 53% of sales compared to 53% for the same period last year, and increased to 55% for the quarter ended December 31, 1995 compared to 54% for the previous year comparable period. For the six months and quarter ended December 31, 1995, North American cost of goods sold, as a percentage of sales, were less than the prior year comparable periods due mainly to a successful music television direct response infomercial. Direct response sales typically carry higher gross margins before advertising than normal retail sales. European cost of goods sold for the six months and quarter ended December 31, 1995 increased over prior year due mainly to a change in business in the United Kingdom, to mostly lower margin budget music product from a combination of music and consumer convenience product in the prior year.

         Consolidated advertising costs as a percent of sales were 17% for the six months and quarter ended December 31, 1995. North American advertising costs as a percent of sales for the six months and quarter ended December 31, 1995 were greater than the previous year due mainly to a successful direct response television music infomercial in the current year (direct response television sales require higher levels of advertising than retail sales) and a first quarter Canadian television promotion supporting certain new music product releases. European advertising costs as a percentage of sales for the six months and quarter ended December 31, 1995 were less than the previous year due primarily to the closure of the Spanish entity at the end of fiscal 1995. The Spanish entity sales were mainly direct response television sales which require higher levels of advertising than retail sales. Also contributing to the reduction in European advertising costs was Germany which has had more success in direct response television promotions in the current year than in the previous year.

         Selling, general and administrative expenses for the six month period ended December 31, 1995 were $10,127,000 or 29% of sales compared to $9,502,000 or 28% of sales in the prior year comparable period. For the quarter ended December 31, 1995, selling, general and administrative expenses were $5,138,000 or 27% of sales compared to $5,139,000 or 26% of sales in the prior year comparable period. North American selling, general and administrative expenses were up $1,674,000 and $611,000 for the six months and quarter ended December 31, 1995, respectively, in support of sales growth. European selling, general and administrative expenses were down $1,290,000 and $622,000 for the six months and quarter ended December 31, 1995, respectively, due mainly to the closure of the Spanish entity and the restructuring of the German entity in the fourth quarter ended June 30, 1995. Also contributing to the current year increase in selling, general and administrative expenses from the previous year were increased parent holding company legal and professional expenses associated with the proposed sale of the consumer entertainment businesses (see Note 3 to the consolidated financial statements).

         Operating income increased to $609,000, for the six months ended December 31, 1995, from $347,000 for the same period last year. Operating income decreased to $221,000 from $295,000 for the quarter ended December 31, 1995 as compared to the same period last year. For the six months and quarter ended December 31, 1995, North American operating income is down slightly from the prior year comparable periods mainly due to selling, general and administrative expense increases in support of sales growth. European operating income increased for the six months and quarter ended December 31, 1995 from the previous year comparable periods due mainly to restructuring of the German operation and closedown of the Spanish subsidiary in the fourth quarter ended June 30, 1995 resulting in significant operating improvement in the current year. Consolidated operating income was also impacted in the current year by increased parent holding company legal and professional expenses associated with the proposed sale of the consumer entertainment businesses (see Note 3 to the consolidated financial statements).

         The Company provided restructuring/closedown charges of $652,000 in 1995 relating to the Company's restructuring/closedown of its Spanish and German operations. The restructuring/closedown was nearly completed in the first two quarters of fiscal 1996 and the accrued charge should accurately reflect the actual costs incurred to complete the restructuring/closedown.

         During the six month period ended December 31, 1995, the Company experienced a foreign currency transaction loss of $1,000 compared to a gain of $15,000 experienced in the comparable period in the prior year. For the quarter ended December 31, 1995, the Company experienced a foreign currency translation loss of $11,000 compared to a previous year second quarter loss of $61,000. The Company has a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to certain European subsidiaries liabilities which are payable to the Company's U.S. parent or U.S. subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. Gains or losses resulting from these intercompany liabilities remain unrealized until such time the underlying liabilities are settled.

         The provision for income taxes was $268,000 and $144,000 for the six months and quarter ended December 31, 1995, respectively, compared to $236,000 and $161,000 for the comparable periods last year. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

         Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year as a whole.


B.       Liquidity and Capital Resources

         During the six months ended December 31, 1995, cash and cash equivalents decreased approximately $237,000 to $1,917,000. The overall decrease in cash was primarily due to net increases in nearly all current operating items which continued to be driven by sales growth continuing through the second quarter of fiscal 1996. The related collections and payments are expected to occur in the third and fourth quarter of this fiscal year. Part of the cash decrease was offset by proceeds received under the Company's working capital line of credit.

         During the first six months of fiscal 1996 the Company purchased approximately $711,000 of consumer convenience product from K-tel International Ltd., a company owned by Mr. Philip Kives, the Chairman of the Board. The Company owed approximately $381,000 to K-tel International Ltd. at December 31, 1995. Also, K-tel International Ltd. purchased approximately $132,000 from the Company during the first six months ended December 31, 1995 and owed the Company $358,000 at December 31, 1995. Outstanding balances are settled on a timely basis. No interest will be charged on the related outstanding balances during fiscal 1995.

         Three of the Company's United States subsidiaries, K-tel International
         (USA), Inc., Dominion Entertainment, Inc. and K-tel, Inc. (the "Subsidiaries") have revolving credit agreements maturing November 30, 1996. The agreements provide for an asset based line of credit not to exceed $5,500,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company has also guaranteed all borrowings of the Subsidiaries. The amounts outstanding under these lines of credit were $4,759,000 at December 31, 1995. The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of December 31, 1995 the Subsidiaries were in compliance or have obtained waivers for these covenants.

         Management considers its cash needs for the current fiscal year to be adequately covered by its operations, borrowings under the TCF lines of credit or by funding from a company owned by Mr. Kives, the Chairman of the Board of Directors of the Company. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices which have mainly been by way of giving the Company open ended payment terms on product purchased from his affiliate companies. On December 31, 1995, the Company renewed its lines of credit with TCF through November 30, 1996.

         On July 24, 1995, the Board of Directors of the Company approved the sale of its consumer entertainment business to a corporation controlled by the Company's President and Chief Executive Officer (the Purchaser). The Company proposed to sell its consumer entertainment business to the Purchaser by selling to the Purchaser three domestic subsidiaries and ten foreign subsidiaries (the "Entertainment Subsidiaries") which own the master recording catalog rights to music recordings and through which the Company operates its consumer entertainment products business at a purchase price of $25,000,000. The transaction was subject to shareholder approval, Purchaser obtaining financing and the closing of a related transaction among K-5 Leisure Products, Inc., a company owned by Philip Kives who is the Chairman of the Company and owns approximately 66% of the Company's outstanding shares. Pursuant to the terms of the sale transaction and the related transaction, any party had the right to terminate if closing did not occur by November 30, 1995. Subsequent to that date, the parties continued their efforts to complete the transactions. However, on January 11, 1996, the Company received written notice from K-5 Leisure Products that it terminated the related transaction and therefore, the sale transaction was also terminated.




PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBIT INDEX


10.36      Fourth Amendment to Revolving Credit
           Agreement - K-tel USA and Dominion                         attached to this report as Exhibit 10.36

10.37      Third Amendment of Revolving Credit
           Agreement - K-tel, Inc.                                    attached to this report as Exhibit 10.37

10.38      Fifth Amendment to Revolving Credit
           Agreement - K-tel USA and Dominion                         attached to this report as Exhibit 10.38

10.39      Fourth Amendment to Revolving Credit
           Agreement - K-tel, Inc.                                    attached to this report as Exhibit 10.39

11         Statement Regarding Computation of Earnings Per Share

27         Financial Data Schedule (SEC use)


    (b)    REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            K-TEL INTERNATIONAL, INC.
                                            REGISTRANT




                                            /S/ PHILIP KIVES
                                            PHILIP KIVES
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                            /S/ MICKEY ELFENBEIN
                                            MICKEY ELFENBEIN
                                            PRESIDENT


                                            /S/ MARK DIXON
                                            MARK DIXON
                                            CHIEF FINANCIAL OFFICER
                                            (principal accounting officer)