Form 10-Q
period 1996-03-31
K TEL INTERNATIONAL INC
filed 1996-05-14
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended  March 31, 1996              Commission file number     0-6664


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ______



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 6, 1996 there were approximately 3,756,072 common shares outstanding. K-tel International, Inc. shares are listed on the NASDAQ exchange. For the quarter ended March 31, 1996, K-tel shares traded within the high and low bid range of $4.38 to $3.25 compared to a range of $5.38 to $3.75 for the comparable period in the prior year.



                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      For the quarter ended March 31, 1996



PART I - FINANCIAL INFORMATION                                          PAGE NO.
- ------------------------------                                          --------

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
         - Three and nine month periods ended March 31, 1996 and 1995      3

         Consolidated Balance Sheets
         - March 31, 1996 and June 30, 1995                                4

         Consolidated Statements of Cash Flows
         - Nine month periods ended March 31, 1996 and 1995                5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            7-11


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                13


EXHIBITS



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                             Three Months Ended        Nine Months Ended
                                                   March 31,               March 31,
                                             --------------------    --------------------
                                               1996        1995        1996        1995
                                             --------    --------    --------    --------
NET SALES                                    $ 18,422    $ 16,425    $ 53,838    $ 49,905
                                             --------    --------    --------    --------

COSTS AND EXPENSES:
  Cost of goods sold                            8,683       8,514      27,515      26,236
  Advertising                                   3,628       2,979       9,476       8,888
  Selling, general & administrative             5,456       5,450      15,583      14,952
                                             --------    --------    --------    --------

     Total Costs and Expenses                  17,767      16,943      52,574      50,076
                                             --------    --------    --------    --------


OPERATING INCOME (LOSS)                           655        (518)      1,264        (171)
                                             --------    --------    --------    --------

NON-OPERATING INCOME (EXPENSE):
  Interest income                                  34           3         109         166
  Interest expense                               (108)        (33)       (300)       (179)
  Foreign currency transaction gain (loss)        (33)        288         (34)        303
                                             --------    --------    --------    --------

     Total Non-operating Income (Expense)        (107)        258        (225)        290
                                             --------    --------    --------    --------


INCOME BEFORE PROVISION
  FOR INCOME (LOSS) TAXES                         548        (260)      1,039         119

PROVISION FOR INCOME TAXES                        (92)        (70)       (360)       (306)
                                             --------    --------    --------    --------

NET INCOME (LOSS)                            $    456    $   (330)   $    679    $   (187)
                                             ========    ========    ========    ========


NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                    $    .12    $   (.09)   $    .18    $   (.05)
                                             ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                            3,796       3,806       3,804       3,711
                                             ========    ========    ========    ========




K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996  AND JUNE 30, 1995
(IN THOUSANDS)


                                                 March 31,   June 30,
                                                   1996        1995
                                                 --------    --------
                                               (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                      $  2,617    $  2,154
  Restricted cash                                    --           536
  Accounts receivable, net                         16,179      11,971
  Inventories                                       7,533       7,382
  Royalty advances                                  1,785       2,176
  Prepaid expenses                                  1,403       2,108
  Income tax refund receivable                         31         540
                                                 --------    --------
     Total Current Assets                          29,548      26,867
                                                 --------    --------

Property and Equipment                              2,949       2,820
Less-Accumulated depreciation and amortization     (1,958)     (1,797)
                                                 --------    --------
     Property and Equipment, net                      991       1,023
Other Assets                                          943         747
                                                 --------    --------
                                                 $ 31,482    $ 28,637
                                                 ========    ========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Line of credit                                 $  3,996    $  2,516
  Accounts payable                                  4,143       4,929
  Accrued royalties                                10,511       9,047
  Reserve for returns                               7,335       6,802
  Other current liabilities                         2,177       2,517
  Income taxes payable                                320         373
                                                 --------    --------
     Total Current Liabilities                     28,482      26,184
                                                 --------    --------

  Common stock                                         37          37
  Contributed capital                               7,854       7,816
  Accumulated deficit                              (4,242)     (4,921)
  Cumulative translation adjustment                  (649)       (479)
                                                 --------    --------
     Total Shareholders' Investment                 3,000       2,453
                                                 --------    --------
                                                 $ 31,482    $ 28,637
                                                 ========    ========




K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
(IN THOUSANDS)


                                                            March 31,
                                                         1996        1995
                                                        -------    -------
Cash Flows From Operating Activities:
  Net income (loss)                                     $   679    $  (187)
  Adjustments to reconcile net income (loss) to cash
     used for operating activities:
     Depreciation and amortization                          714        434

  Changes in current operating items:
     Restricted Cash                                        535        974
     Accounts receivable                                 (4,267)      (292)
     Inventories                                           (215)    (3,113)
     Royalty advances                                       356     (1,026)
     Prepaid expenses                                       658     (1,292)
     Current liabilities                                  1,386      2,457
                                                        -------    -------

  Cash used for operating activities                       (154)    (2,045)
                                                        -------    -------

Cash flows from investing activities:
  Property and equipment purchases                         (197)      (389)
  Proceeds from sale of property and equipment               27         73
  Music catalog additions                                  (651)      (350)
  Other                                                     (43)       (20)
                                                        -------    -------

  Cash used for investing activities                       (864)      (686)
                                                        -------    -------

Cash flows from financing activities:
  Proceeds from line of credit, net                       1,480      2,312
  Payment of note payable to Affiliate                     --       (1,000)
  Proceeds from exercise of stock options                    38         14
                                                        -------    -------

  Cash provided by financing activities                   1,518      1,326

Effect of exchange rates on cash and cash equivalents       (37)       (67)
                                                        -------    -------

Net increase (decrease) in cash and cash equivalents        463     (1,472)

Cash and cash equivalents at beginning of year            2,154      4,171
                                                        -------    -------

Cash and cash equivalents at period end                 $ 2,617    $ 2,699
                                                        =======    =======



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended June 30, 1995.


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

K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)

                                     Quarter Ended March 31, 1996                          Quarter Ended March 31, 1995
                          --------------------------------------------------   ---------------------------------------------------
                           North America       Europe             Total        North America        Europe              Total
                          ---------------  ---------------    --------------   -------------    --------------     ---------------
Net Sales                 $12,973   100%   $ 5,449    100%    $18,422   100%   $ 8,508   100%   $ 7,917    100%    $16,425    100%

Costs and expenses
  Cost of goods sold        6,339    49%     2,344     43%      8,683    47%     5,346    63%     3,168     40%      8,514     52%
  Advertising               2,338    18%     1,290     24%      3,628    20%       791     9%     2,188     28%      2,979     18%
  Selling, general &
   administrative           3,025    23%     1,893     35%      4,918    27%     2,310    27%     2,782     35%      5,092     31%
                          -------  ----    -------   ----     -------  ----    -------  ----    -------   ----     -------   ----

Operating Income (Loss)   $ 1,271    10%   $   (78)    (1)%   $ 1,193     6%   $    61     1%   $  (221)    (3)%   $  (160)    (1)%
                          =======  ====    =======   ====     =======  ====    =======  ====    =======   ====     =======   ====


In addition to the operating amounts above for the quarter ended March 31, 1996, the parent holding company recorded $538,000 in expenses. For the quarter ended March 31, 1995 the parent holding company recorded $358,000 in expenses. The increase in costs was mainly due to increased legal and professional fees associated with the proposed sale of the consumer entertainment business (see
Note 3 to consolidated financial statements).



K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)

                                   Nine Months Ended March 31, 1996                   Nine Months Ended March 31, 1995
                          --------------------------------------------------   ---------------------------------------------------
                           North America       Europe             Total        North America        Europe              Total
                          ---------------  ---------------    --------------   -------------    --------------     ---------------
Net Sales                 $36,220   100%   $17,618   100%   $53,838   100%   $25,601   100%   $ 24,304    100%    $49,905   100%

Costs and expenses
  Cost of goods sold       19,285    53%     8,230    47%    27,515    51%    15,621    61%     10,615     44%     26,236    53%
  Advertising               5,749    16%     3,727    21%     9,476    18%     2,286     9%      6,602     27%      8,888    18%
  Selling, general &
   administrative           8,832    24%     5,430    31%    14,262    26%     6,442    25%      7,610     31%     14,052    28%
                          -------  ----    -------  ----    -------  ----    -------  ----    --------   ----     -------  ----

Operating Income (Loss)   $ 2,354     6%   $   231     1%   $ 2,585     5%   $ 1,252     5%   $   (523)    (2)%   $   729     1%
                          =======  ====    =======  ====    =======  ====    =======  ====    ========   ====     =======  ====


In addition to the operating amounts above for the nine months ended March 31, 1996, the parent holding company recorded $1,321,000 in expenses. For the nine months ended March 31, 1995 the parent holding company recorded $900,000 in expenses. The increase in costs was mainly due to increased legal and professional fees associated with the proposed sale of the consumer entertainment business (see Note 3 to consolidated financial statements).


A.       Results of Operations

         For the nine months ended March 31, 1996 consolidated net sales were $53,838,000 with operating income of $1,264,000 and net income of $679,000 or $.18 per share. Consolidated net sales for the same period last year were $49,905,000 with an operating loss of $171,000 and a net loss of $187,000 or $.05 per share.

         For the quarter ended March 31, 1996 consolidated net sales were $18,422,000 with operating income of $655,000 and net income of $456,000 or $.12 per share. For the same period last year, sales were $16,425,000 with an operating loss of $518,000 and net loss of $330,000 or $.09 per share.

         Consolidated net sales increased $3,933,000 or 6% for the nine months ended March 31, 1996 over the previous year comparable period. North American net sales were up 42% over the prior year comparable period due primarily to U.S. music sales success in most of its widely diverse and expanding product offerings covering nearly all genres of music, with specific success in a recent line of new Club/Dance music releases, as well as a currently successful direct response television music infomercial. North American consumer convenience product sales have also shown an increase over prior year due mainly to a successful third quarter promotion of a new microwave cooking product. European sales were down from the prior year comparable period due mainly to the discontinuance of operations by the Spanish entity at the end of fiscal 1995. The North American sales increase more than offset the European sales decrease for the nine month period.

         Consolidated net sales increased $1,997,000 for the quarter ended March 31, 1996 from the previous year comparable period. North American sales increased and European sales decreased over the prior year comparable period for the same reasons as described above. For the quarter ended March 31, 1996, the North American sales increase more than offset the European sales decrease.

         Cost of goods sold for the nine months ended March 31, 1996 were 51% of sales compared to 53% for the same period last year, and decreased to 47% for the quarter ended March 31, 1996 compared to 52% for the previous year comparable period. For the nine months and quarter ended March 31, 1996, North American cost of goods sold, as a percentage of sales, were less than the prior year comparable periods due mainly to strong third quarter sales from a successful new higher margin Club/Dance music product, sales of a new, higher margin microwave cooking product, and a successful music television direct response infomercial. Direct response sales typically carry higher gross margins before advertising than normal retail sales. European cost of goods sold as a percentage of net sales for the nine months and quarter ended March 31, 1996 increased over prior year due mainly to prior year sales from the Spanish operation which sold mainly high margin, direct response product. The Spanish operation was discontinued at the end of fiscal year 1995.

         Consolidated advertising costs as a percent of sales were 18% for the nine months and 20% for the quarter ended March 31, 1996. North American advertising costs as a percent of net sales for the nine months and quarter ended March 31, 1996 were greater than the previous year due mainly to a successful direct response television music infomercial in the current periods, a successful consumer convenience product direct response promotion, (direct response television sales require higher levels of advertising than retail sales) and a Canadian television promotion supporting certain new music product releases. European advertising costs as a percentage of net sales for the nine months and quarter ended March 31, 1996 were less than the previous year due primarily to the discontinuance of operations by the Spanish entity at the end of fiscal 1995. The Spanish entity sales were mainly direct response television sales which require higher levels of advertising than retail sales. Also contributing to the reduction in European advertising costs as a percentage of net sales was the German operations which had more success in direct response television promotions in the current year than in the previous year.

         Selling, general and administrative expenses for the nine month period ended March 31, 1996 were $15,583,000 or 29% of net sales compared to $14,952,000 or 30% of net sales in the prior year comparable period. For the quarter ended March 31, 1996, selling, general and administrative expenses were $5,456,000 or 30% of net sales compared to $5,450,000 or 33% of net sales in the prior year comparable period. North American selling, general and administrative expenses were up $2,384,000 and $709,000 for the nine months and quarter ended March 31, 1996, respectively, in support of sales growth. European selling, general and administrative expenses were down $2,180,000 and $889,000 for the nine months and quarter ended March 31, 1996, respectively, due mainly to the discontinuance of the operations by the Spanish entity and the restructuring of the German entity in the fourth quarter ended June 30, 1995. Also contributing to the current year increase in selling, general and administrative expenses from the previous year were increased parent holding company legal and professional expenses associated with the proposed sale of the consumer entertainment businesses (see Note 3 to the consolidated financial statements).

         Operating income increased to $1,264,000, for the nine months ended March 31, 1996, from an operating loss of $171,000 for the same period last year. Operating income increased to $655,000 from a loss of $518,000 for the quarter ended March 31, 1996 as compared to the same period last year. For the nine months and quarter ended March 31, 1996, North American operating income increased from the prior year comparable periods mainly due to improved overall music sales led by some successful Club/Dance music product releases and profits generated from a new consumer convenience microwave product introduced in the third quarter. European operating income increased for the nine months and quarter ended March 31, 1996 from the previous year comparable periods due mainly to restructuring of the German operation, which incurred significant losses in the second half of the prior fiscal year, and the discontinuance of the operations by the Spanish subsidiary in the fourth quarter ended June 30, 1995, which also contributed losses to the prior year. Consolidated operating income was also impacted in the current year by increased parent holding company legal and professional expenses associated with the proposed sale of the consumer entertainment businesses (see Note 3 to the consolidated financial statements).

         The Company provided restructuring/closedown charges of $652,000 in 1995 relating to the Company's restructuring/discontinuance of its Spanish and German operations. The restructuring/discontinuance was completed in the first three quarters of fiscal 1996 and the accrued charge approximately reflected the actual costs incurred to complete the restructuring/discontinuance.

         Interest expense increased to $300,000 for the nine month and $108,000 for the three month periods ended March 31, 1996 as compared to $179,000 and $33,000 for the prior year comparable period. The increase in interest expense is due primarily to more current year usage of the Company's asset based line of credit.

         During the nine month period ended March 31, 1996, the Company experienced a foreign currency transaction loss of $34,000 compared to a gain of $303,000 experienced in the comparable period in the prior year. For the quarter ended March 31, 1996, the Company experienced a foreign currency translation loss of $33,000 compared to a previous year third quarter gain of $288,000. Prior year gain was a result of favorable currency fluctuations effecting a large intercompany balance between North American entities and the German entity. Restructuring of the German entity at the end of fiscal year 1995 reduced much of this intercompany balance. The Company has a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to certain European subsidiaries liabilities which are payable to the Company's U.S. parent or U.S. subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. Gains or losses resulting from these intercompany liabilities remain unrealized until such time the underlying liabilities are settled.

         The provision for income taxes was $360,000 and $92,000 for the nine months and quarter ended March 31, 1996, respectively, compared to $306,000 and $70,000 for the comparable periods last year. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

         Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year as a whole.

B.       Liquidity and Capital Resources

         During the nine months ended March 31, 1996, cash and cash equivalents increased approximately $463,000 to $2,617,000. There was a net cash use in operating and investing activities which was primarily due to net increases in nearly all current operating items which continued to be driven by sales growth continuing through the third quarter of fiscal 1996. This was offset by proceeds received under the Company's working capital line of credit. The related collections and payments are expected to occur in the fourth quarter of this fiscal year and into the beginning of fiscal 1997.

         During the first nine months of fiscal 1996 the Company purchased approximately $962,000 of consumer convenience product from K-tel International Ltd., a company owned by Mr. Philip Kives, the Chairman of the Board. The Company owed approximately $673,000 to K-tel International Ltd. at March 31, 1996. Also, K-tel International Ltd. purchased approximately $145,000 from the Company during the first nine months ended March 31, 1996 and owed the Company $372,000 at March 31, 1996. No interest will be charged on the related outstanding balances during fiscal 1996.

         Three of the Company's United States subsidiaries, K-tel International
         (USA), Inc., Dominion Entertainment, Inc. and K-tel, Inc. (the "Subsidiaries") have revolving credit agreements maturing November 30, 1996. The agreements provide for an asset based line of credit not to exceed $5,500,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company has also guaranteed all borrowings of the Subsidiaries. The amounts outstanding under these lines of credit were $3,996,000 at March 31, 1996. The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of March 31, 1996 the Subsidiaries were in compliance or have obtained waivers for these covenants. On December 31, 1995, the Company renewed its lines of credit through November 30, 1996. It is the Company's intention to renew its lines of credit for at least an additional year when they mature on November 30, 1996. The Company has initiated discussions and believes the lines of credit will be renewed.

         Management considers its cash needs for the current fiscal year to be adequately covered by its operations, borrowings under the lines of credit or by funding from a company owned by Mr. Kives, the Chairman of the Board of Directors of the Company. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices which have mainly been by way of giving the Company open ended payment terms on product purchased from his affiliate companies.

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


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   EXHIBIT INDEX

    11    Statement Regarding Computation of Earnings Per Share

    27    Financial Data Schedule (SEC use)


    (b)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.



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