Form 10-K
period 1996-06-30
K TEL INTERNATIONAL INC
filed 1996-10-11
CIK 54193

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For the fiscal year ended June 30, 1996 Commission File Number 0-6664


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


The aggregate market value of the voting stock held by non-affiliates of the registrant (933,000 shares) at September 20, 1996 was $3,499,000 based on the closing price of the stock as of that date on the NASDAQ National Market System.


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes_____ No_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At June 30, 1996 there were approximately 3,742,072 common shares outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Notice of Meeting of Shareholders and Proxy Statement for the Annual Shareholders Meeting, which are expected to be filed with the Security and Exchange Commission in the next 30 days, are incorporated into Part III of this Form by amendment.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy information statements incorporated by reference in part III of this form 10-K on any amendment to this Form 10-K [ ].



                                     PART I


ITEM 1: BUSINESS

K-tel International, Inc., through its subsidiaries, is an international marketing and distribution company for packaged consumer entertainment (music and video) and consumer convenience (lower priced housewares, automotive accessories, exercise devices, and other merchandise) products and is a leader in the market niche for pre-recorded music compilations. With its more than twenty years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, including knowledgeable personnel, information systems, distribution capabilities and media buying ability, to launch music, consumer convenience and video products quickly in the North American and European markets through both retail (direct to retailers or through rackjobbers who are distributors which stock and manage inventory within certain music and video departments for some retail stores) and direct response (direct to consumer) in the U.S., Canada and through foreign subsidiaries and licensees in the United Kingdom ("U.K."), Europe and the Pacific region.

The Company was incorporated in 1968 with its current corporate offices located at 2605 Fernbrook Lane North, Minneapolis, MN 55447-4736.

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

In the late 1980's, the Company initiated its marketing of recorded music into Germany through direct to consumer advertising, utilizing terrestrial (local, within country) television stations. Shortly thereafter, the Company expanded its direct response marketing in Europe through Pan European satellite television which enabled the Company to market its products in various countries and languages simultaneously. The Company is currently not actively involved in Pan European satellite television marketing with the exception of occasional new product tests.

The Company has not maintained active operations in Australia since the early 1990's when it divested of its unprofitable operation there. The Company does maintain a limited presence in that territory by licensing the K-tel name and trademarks along with its owned music master catalog to a third party. No determination has been made as to when or if the Company will recommence active operations in that market.

In the early 1990's the Company increased marketing consumer convenience products in the U.S., U.K. and Europe primarily by expanding direct to consumer marketing. By fiscal 1995, consumer convenience product marketing generated approximately 40% of the Company's consolidated net sales. A large part of this growth was due to strong U.S. consumer convenience product retail sales growth (sales to wholesalers and retailers, usually supported by television advertising). In fiscal 1994 and fiscal 1995, the Company closed down unprofitable operations in New Zealand, France and Spain which relied almost entirely on consumer convenience products. Also during this period, the Company restructured unprofitable operations in the U.K. and Germany eliminating most consumer convenience product marketing and sales. In fiscal 1996, consumer convenience product represented only approximately 25% of the Company's consolidated net sales with most of those sales resulting from U.S. consumer convenience product retail sales.


Description of Current Business

During fiscal 1996, as in the past, the Company continued to market and sell pre-recorded music both from the Company's owned music master catalog and under licenses from third party record companies. Sales of albums, cassettes and compact discs were made to rackjobbers, wholesalers and retailers in the U.S. and through subsidiaries and licensees in the U.K. and Europe. The pre-recorded music business is highly competitive and dominated by six major record companies. The Company primarily operates in a niche market and is largely dependent on its continued ability to utilize its owned music master catalog in addition to obtaining licenses which enable the Company to create compilation packages. The Company obtains master and mechanical rights ("Rights") through licensing arrangements with many record companies and publishers. The Rights are generally limited to a specific use and require payment of royalties based on the number of units sold. In most instances, advances against royalties are required in order to obtain the Rights.

A small part of the Company's U.K. business is the marketing and sale of sell-through video product. The Company licenses or buys this product from third party video production companies. The Rights obtained to market video product generally require payment of royalties based on the number of units sold. As in the case with music, advances against royalties are often required in order to obtain these video rights.

One of the company's principle assets is its music master catalog consisting of original recordings and re-recordings of music from the 1950s through the 1980s ("Master Recordings"). The Master Recordings, in addition to internal use, are licensed to third parties world wide for either a flat fee or a royalty based on the number of units sold.

Television direct response marketing of recorded music, sell-through video and consumer convenience product is a significant source of revenue for the Company, specifically in Europe. The Company initiated its direct response business in Germany and expanded this form of marketing to sister entities in Spain and France (prior to the closedown of those entities in fiscal 1994 and fiscal
1995). The Company continues to perform direct response marketing activities in Germany, through terrestrial (local, within country) television advertising campaigns. Product awareness created through direct response advertising contributes to customer demand at the retail store level. One of the Company's primary goals in its direct response campaigns is not only to generate revenues and profits from such sales but also to generate subsequent retail demand which is expected help to enhance profitability. The U.S. operation intends to continue developing direct response marketing in the upcoming fiscal years. In fiscal 1996, the U.S. operation had some significant direct response marketing campaigns which produced revenues and profits from either the campaigns themselves, or from subsequent retail sales.

Public awareness of the Company's products is created through television and print advertising campaigns, in-store displays and eye-catching packaging.

The Company's products are manufactured by third party suppliers with components supplied by independent vendors. Management believes that alternative sources of supply are available for all of its product needs.

Sales of pre-recorded music products to Handleman Company represented 12%, 11% and 14% of the Company's consolidated net sales for the years ended June 30, 1996, 1995 and 1994. Loss of business with the Handleman Company would have a material adverse effect on the Company's operating results.

Most music product sales are made with the right of the Company's customer to return unsold product for full credit. The Company does not carry extensive inventories and returns are generally resold.

At June 30, 1996 the Company employed 171 full time people worldwide.

For financial information about the Company's foreign and domestic operations for each of the last three fiscal years ended June 30, 1996, see Note 8 to the consolidated financial statements.

INFORMATION CONTAINED IN THIS ITEM CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "WOULD," "COULD," "INTEND," "PLAN," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE," OR NEGATIVE VARIATIONS THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. MANY FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING OVERALL ECONOMIC CONDITIONS, CONSUMER PURCHASING, CUSTOMER ACCEPTANCE OF PRODUCTS, MARKETING AND PROMOTION EFFORTS, FOREIGN CURRENCY VARIATIONS AND CHANGES IN INTEREST RATES


ITEM 2:  PROPERTIES

K-tel's corporate offices and U.S. operations are located in leased facilities in a suburb of Minneapolis, Minnesota, consisting of approximately 21,985 square feet of office space and approximately 83,991 square feet of warehouse.

K-tel's foreign subsidiaries lease a total of 45,176 square feet of office and warehouse facilities.

Due to growth, the Company's U.S. operations expanded the amount of its leased warehouse distribution space at the end of fiscal year 1995. The new facilities carry lease payment obligations through the year 2000. The facilities leased are part of multi-tenant facilities. See Note 6 to the consolidated financial statements.


ITEM 3:  LEGAL PROCEEDINGS

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company at October 11, 1996.


Name of Officer     Age    Positions and Offices Held
---------------     ---    -------------------------------------------------

Philip Kives        67     Chairman of the Board and Chief Executive Officer

David Weiner        39     President and Secretary

Jeffrey Koblick     49     Senior Vice President, Purchasing and Operations

Mark Dixon          37     Vice President-Finance, Chief Financial Officer,
                           Treasurer


Business Experience

Messrs. Kives, Koblick, and Dixon have held various offices and/or managerial positions with the Company for more than the past five years.

Mr. Weiner joined K-tel in December 1993 and held the position of Sr. Vice President of Corporate Development and became President of K-tel International, Inc. in September 1996. Prior to joining K-tel, Mr. Weiner held various managerial positions within the firm of Deloite & Touche Management Consulting.



                                     PART II


ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

On September 20, 1996 there were 1,753 record owners of the Company's common stock and approximately 3,764,572 shares outstanding. On July 19, 1993, K-tel International, Inc. common stock commenced trading on the NASDAQ National Market System under the symbol "KTEL". Previously, trading of shares of the Company's common stock was limited and sporadic in the local over-the-counter market.

The following table shows the range of high and low closing sales prices per share of the Company's Common Stock as reported by the NASDAQ Stock Market for the fiscal year periods indicated:

                                       1995                   1996
                                -----------------       ----------------
                                High         Low        High        Low
          First Quarter         5 1/8         3         5 1/8      3 1/4
          Second Quarter        5 3/4         3           5        3 1/2
          Third Quarter         6 1/8       3 3/4       4 3/8      3 1/4
          Fourth Quarter          4           3         4 1/8      3 1/4


No dividends have been declared on the Company's common stock during the past two fiscal years and the Company does not expect to pay cash dividends in the foreseeable future. Management plans to use cash generated from operations for expansion of its business.


ITEM 6:  SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel International, Inc. and its subsidiaries as of and for the five years ended June 30, 1996. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.


                                       1996         1995         1994         1993         1992
                                    ---------    ---------    ---------    ---------    ---------
Net Sales                           $  71,987    $  65,917    $  54,270    $  55,714    $  48,234
                                    =========    =========    =========    =========    =========
Operating Income (loss)             $       4    $  (2,188)   $     223    $   3,623    $   2,488
                                    =========    =========    =========    =========    =========
Net Income (loss)                   $    (745)   $  (2,483)   $     376    $   2,701    $   1,875
                                    =========    =========    =========    =========    =========
Net Income (Loss) Per Common
  and Common Equivalent Share       $    (.20)   $    (.67)   $     .10    $     .72    $     .50
                                    =========    =========    =========    =========    =========
Total Assets                        $  27,795    $  28,637    $  26,874    $  21,922    $  22,292
                                    =========    =========    =========    =========    =========
Long-Term Debt                      $    --      $    --      $    --      $       2    $      66
                                    =========    =========    =========    =========    =========
Cash Dividends Declared and Paid    $    --      $    --      $    --      $    --      $    --
                                    =========    =========    =========    =========    =========



ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.  Results of Operations

The following tables set forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a dollar amount and as a percentage of net sales. All amounts are in thousands of dollars.



                                        Year Ended June 30, 1996                             Year Ended June 30, 1995
                            -----------------------------------------------    --------------------------------------------------
                            North America        Europe           Total        North America        Europe             Total
                            -------------    -------------    -------------    -------------    -------------     ---------------
Net Sales                   $48,605   100%   $23,382   100%   $71,987   100%   $36,579   100%   $29,338   100%    $65,917    100%

Costs and expenses
  Cost of goods sold         27,690    57%    10,975    47%    38,665    54%    22,053    61%    13,607    46%     35,660     54%
  Advertising                 7,495    15%     5,025    21%    12,520    17%     3,490     9%     8,111    28%     11,601     17%
  Selling, general &
    administrative           11,423    24%     7,420    32%    18,843    26%     9,233    25%     9,641    33%     18,874     29%
  Restructuring/closedown
    charges                    --      --         --    --         --    --         --    --        652     2%        652      1%
                            -------   ---    -------   ---    -------   ---    -------   ---    -------   ---     -------    ---

Operating Income (Loss)       1,997     4%       (38)    0%     1,959     3%     1,803     5%    (2,673)   (9)%      (870)    (1)%
                            =======   ===    =======   ===    =======   ===    =======   ===    =======   ===     =======    ===


The parent company incurred $1,955,000 in expenses for the year ended June 30, 1996 and incurred $1,318,000 in expenses for the year ended June 30, 1995. The increase in costs was due to increased legal and professional fees associated with the proposed sale of the consumer entertainment business, which was terminated in January 1996.



                                        Year Ended June 30, 1995                              Year Ended June 30, 1994
                            -----------------------------------------------    ----------------------------------------------------
                            North America        Europe           Total        North America    Europe and Pacific        Total
                            -------------    -------------    -------------    -------------    ------------------   --------------
Net Sales                   $36,579   100%   $29,338   100%   $65,917   100%   $28,606   100%     $25,664   100%     $54,270   100%

Costs and expenses
  Cost of goods sold         22,053    61%    13,607    46%    35,660    54%    16,003    56%      11,268    44%      27,271    50%
  Advertising                 3,490     9%     8,111    28%    11,601    17%     2,787    10%       7,676    30%      10,463    19%
  Selling, general &          9,233    25%     9,641    33%    18,874    29%     6,225    22%       8,374    33%      14,599    28%
    administrative
  Restructuring/closedown        --    --        652     2%       652     1%        --    --          624     2%         624     1%
    charges
                            -------   ---    -------   ---    -------   ---    -------   ---      -------   ---      -------   ---

Operating Income (Loss)       1,803     5%    (2,673)   (9)%     (870)   (1)%    3,591    12%      (2,278)   (9)%      1,313     2%
                            =======   ===    =======   ===    =======   ===    =======   ===      =======   ===      =======   ===

In addition to the operating amounts above, the parent company incurred $1,318,000 in expenses for the year ended June 30, 1995 and $1,090,000 for the year ended June 30, 1994.


Fiscal 1996 in Comparison with Fiscal 1995

Consolidated net sales for the fiscal year ended June 30, 1996 were $71,987,000 with operating income of $4,000 and net loss of $745,000 or $.20 per share. Consolidated net sales for the fiscal year ended June 30, 1995 were $65,917,000 with an operating loss of $2,188,000 and net loss of $2,483,000 or $.67 per share.

Consolidated net sales increased $6,070,000 or 9% for the fiscal year ended June 30, 1996. North American net sales were up 33% over the prior fiscal year due primarily to U.S. music sales success in most of its widely diverse and expanding product offerings covering nearly all genres of music, with specific success in a line of new Club/Dance music releases, as well as a successful direct response television infomercial. North American consumer convenience product sales have also shown an increase over prior year due mainly to a successful third and fourth quarter promotion of a new microwave cooking product. European sales were down from the prior fiscal year due mainly to the discontinuance of operations in the Spanish entity at the end of fiscal 1995. The North American sales increase more than offset the European sales decrease for fiscal 1996.

Consolidated cost of goods sold were 54% of sales in both 1996 and 1995. North American cost of goods sold, as a percentage of sales, were less than the prior year due mainly to strong sales from a successful new line of higher margin Club/Dance music product, sales of a new, higher margin microwave cooking product, and a successful music television direct response infomercial. Direct response sales typically carry higher gross margins before advertising than retail sales. These positive margin trends more than offset the negative effect on cost of goods sold caused by some North American consumer convenience product inventory writedowns to net realizable value and a fourth quarter $400,000 charge for a defective product replacement program (undertaken in coordination with the United States Consumer Products Safety Commission). (see Note 6 to the consolidated financial statements). European cost of goods sold as a percentage of net sales were up slightly over the previous year due mainly to prior year sales from the Spanish operation which sold mainly high margin (before advertising), direct response product.

Advertising costs as a percentage of net sales for the fiscal year ended June 30, 1996 were 17% compared to 18% for the previous year. North American advertising costs as a percent of net sales were greater than the previous year due mainly to a successful direct response television music infomercial, a successful consumer convenience product direct response promotion, (direct response television sales require higher levels of advertising than retail sales) and a Canadian television promotion supporting certain new music product releases. European advertising costs as a percentage of net sales were less than the previous year due primarily to the discontinuance of operations by the Spanish entity at the end of fiscal 1995. The Spanish entity sales were mainly direct response television sales which require higher levels of advertising than retail sales. Also contributing to the reduction in European advertising costs as a percentage of net sales was the German operations which had more success in direct response television promotions in the current year than in the previous year.

Selling, general and administrative expenses for the fiscal year ended June 30, 1996 were $20,798,000 or 29% of net sales compared to $20,192,000 or 31% of net sales in the prior fiscal year. Selling, general and administrative expenses for the year ended June 30, 1996 were higher than the previous year due to North American overhead additions necessary to support recent sales growth and planned future sales growth of retail sales in both entertainment and consumer convenience product lines. European selling, general and administrative expenses for the year ended June 30, 1996 were lower due mainly to the discontinuance of operations in the Spanish entity and the restructuring of the German entity at the end of fiscal 1995. Also contributing to the current year increase in selling, general and administrative expenses from the previous year were increased parent holding company legal and professional expenses associated with the proposed sale of the consumer entertainment businesses which was not completed and was terminated in January 1996.

The Company generated operating income of $4,000 for the year ended June 30, 1996, compared to an operating loss of $2,188,000 for the fiscal year ended June 30, 1995. North American operating income increased from the prior year mainly due to improved overall music sales led by successful Club/Dance music product releases. Although the company experienced strong fiscal 1996 sales success for a new, higher margin North American consumer convenience microwave cooking product, this success was more than offset by some North American consumer convenience product inventory carrying cost writedowns to net realizable value and a $400,000 charge related to a consumer convenience defective product replacement program. European operating income improved over fiscal 1995 due mainly to the restructuring of the German operation, which incurred significant losses in the second half of the prior fiscal year, and the discontinuance of operations in the Spanish subsidiary in the fourth quarter of fiscal 1995, which also contributed to losses in the prior year. Consolidated operating income was also impacted in the current year by increased parent holding company legal and professional expenses associated with the proposed sale of the consumer entertainment businesses, which was terminated in January 1996.

Interest expense increased to $409,000 for the fiscal year ended June 30, 1996 compared to $220,000 for the fiscal year ended June 30, 1995. The increase in interest expense is due to more current year usage of the Company's asset based line of credit.

During the year ended June 30, 1996, the Company experienced a foreign currency transaction loss of $119,000 compared to a gain of $180,000 in the previous year. For the year ended June 30, 1996, foreign exchange rate fluctuations have been less favorable to the Company than in the previous fiscal year. The Company has a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to certain European subsidiary liabilities which are payable to the Company's U.S. parent or U.S. subsidiaries. The Company's use of forward contracts has been strictly limited to hedging specific intercompany or third party receivable balances denominated in foreign currency. In accordance with generally accepted accounting principles, the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

The provision for income taxes was $351,000 for the year ended June 30, 1996 compared to $375,000 for the fiscal year ended June 30, 1995. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.


Fiscal 1995 in Comparison with Fiscal 1994

Consolidated net sales for the year ended June 30, 1995 were $65,917,000 with an operating loss of $2,188,000 and a net loss of $2,483,000 or $.67 per share. Consolidated net sales for the fiscal year ended June 30, 1994 were $54,270,000 with operating income of $223,000 and net income of $376,000 or $.10 per share.

Net sales increased $11,647,000 or 21% for the fiscal year ended June 30, 1995. The sales increase was primarily due to sales volume growth in the Company's United States (U.S.) consumer convenience product lines from new and higher priced products and some European sales growth resulting from more television direct response promotions than in the prior year. Foreign currency conditions were more favorable than in the fiscal year ended June 30, 1994 and caused sales to be $2,932,000 higher for the year ended June 30, 1995 than they would have been had exchange rates remained consistent with the prior year.

Cost of goods sold for the fiscal year ended June 30, 1995 increased to 54% of net sales compared to 50% for the fiscal year ended June 30, 1994. The increase was mainly the result of the change in product lines in the United Kingdom to a predominance of budget priced entertainment products (mainly music products) compared to mainly consumer convenience products sold in the prior year. Also, in Europe, the Company incurred inventory write downs to realizable value indirectly related to the overall restructuring/downsizing effort in Germany and the closing of the Spanish entity (as discussed in more detail below). In North America, cost of goods sold increased due mainly to the sale of some higher priced, lower margin consumer convenience product items and a product mix of slightly higher cost music product.

For the year ended June 30, 1995, advertising costs were 18% of net sales compared to 19% for the fiscal year ended June 30, 1994. The slight decrease was attributable mainly to the changing of product lines in the United Kingdom to predominantly budget priced entertainment product (mainly music products) from primarily consumer convenience product sold in the fiscal year ended June 30, 1994. Entertainment products typically require less advertising expenditures than consumer convenience products. North American advertising costs as a percentage of net sales were flat for the year ended June 30, 1995 compared to the previous fiscal year.

Selling, general and administrative expenses for the year ended June 30, 1995 were $20,192,000 or 31% of net sales compared to $16,086,000 or 30% of net sales in the fiscal year ended June 30, 1994. The increase was mainly due to North American overhead additions necessary to support sales growth and planned future sales growth of retail sales in both entertainment and consumer convenience product lines. European selling, general and administrative expense for the year ended June 30, 1995 were higher in absolute dollars but comparable as a percent of net sales to the previous fiscal year due primarily to more television direct response promotions in the current year which produced higher revenues but also resulted in more variable selling and shipping expenses.

Restructure/closedown charges of $652,000 resulted from the fourth quarter decision to close loss operations in Spain and to restructure/downsize loss operations in Germany. Throughout fiscal year 1995, the Company evaluated various alternatives to improve operating performance or eliminate future potential negative results from the German and Spanish operations. Investment banking assistance was retained to identify strategic partners or buyers for each company but no suitable agreements were reached resulting in the restructuring and closing down of the entities. In the fourth quarter of fiscal 1995, management developed and began implementation of a formal plan to wind down the operations in Spain and restructure/downsize the operations in Germany by eliminating short form (30, 60, 90 second spot television commercials) direct response consumer convenience product marketing (which was previously a significant part of the German operations) and downsizing the distribution facility to approximately one third of the current size and cost. The resulting smaller German operation is focusing on short and long form (infomercials, generally 30 minute commercials) direct response marketing of music products. Of the $652,000 charges recorded in 1995, $264,000 represented future cash outflows of the Company. These cash outflows were funded by these subsidiaries. The restructuring/discontinuance was completed in fiscal 1996 and the accrued charge approximately reflected the actual costs incurred to complete the restructuring/discontinuance.

The Company provided closedown charges of $624,000 in fiscal 1994 relating to the closing of loss operations in France and New Zealand and consumer convenience product operations in the United Kingdom. The closedowns were completed in the fiscal year ended June 30, 1995.

The Company had an operating loss of $2,188,000 for the year ended June 30, 1995, compared to operating income of $223,000 for the fiscal year ended June 30, 1994. Operating income declined in North America for the year ended June 30, 1995 compared to the prior year as a result of increases in overhead and product cost discussed above and some unsuccessful advertising promotions in the second quarter of fiscal 1995. Operating losses in Europe for the year ended June 30, 1995 increased in comparison to the prior fiscal year despite very successful entertainment product operations in Finland and the closedown of operations in a French subsidiary at the end of fiscal 1994 (that had significant prior year operating losses) and the discontinuance of unprofitable consumer convenience product lines in the United Kingdom at the end of fiscal 1994. This overall increase in European operating losses was due to continued losses from the Company's German and Spanish operations and the aforementioned fourth quarter restructure/closedown charges associated with those entities.

Interest expense for the year ended June 30, 1995 was $220,000 compared to $27,000 for the year ended June 30, 1994. The increase in interest expense was due primarily to usage of the Company's asset based line of credit.

During the fiscal year ended June 30, 1995, the Company experienced a $180,000 foreign currency transaction gain compared to a gain of $28,000 in the fiscal year ended June 30, 1994. In fiscal 1995, foreign exchange rate fluctuations were more favorable to the company than in the previous year. The Company has a policy to reduce foreign currency exchange by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to its European subsidiaries liabilities which are payable to the Company's U.S. parent or U.S. Subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar.

The Company had an income tax provision of $375,000 for the fiscal year ended June 30, 1995 compared to an income tax benefit of $35,000 in the previous year. The prior year tax benefit was the result of loss carrybacks available in certain foreign subsidiaries. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.


Liquidity and Capital Resources

During the fiscal year ended June 30, 1996, cash and cash equivalents increased approximately $1,101,000 to $3,255,000. The overall increase in cash was primarily due to net decreases in inventory, royalty advances and prepaid expenses. The decreases in these current operating items were mainly the result of less North American retail music product releases at the end of fiscal 1996 compared to previous year end and less prepaid advertising at the end of fiscal 1996 due to timing of direct response television promotions. Offsetting some of this cash increase was a net repayment of borrowings, decreases in cash due to the net loss for the period and increases in accounts receivable, driven by strong sales growth in the third and fourth quarters. The related collections and payments will occur in the first and second quarter of fiscal 1997.

During fiscal year ended June 30, 1996 the Company purchased approximately $1,050,000 of consumer convenience product from an affiliate controlled by Philip Kives, the Company's Chairman and Chief Executive Officer. The Company had no outstanding payable to the affiliate at June 30, 1996. This same affiliate purchased approximately $217,000 of consumer convenience product from the Company during the fiscal year ended June 30, 1996 and had no outstanding payable to the Company at June 30, 1996. Outstanding balances are settled on a timely basis. No interest was charged on the related outstanding balances during fiscal 1996.

Two of the Company's United States subsidiaries, K-tel International (USA), Inc., and Dominion Entertainment, Inc., (the "Subsidiaries") have revolving credit agreements maturing November 30, 1996. The agreements provide for an asset based line of credit not to exceed $5,000,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company has guaranteed all borrowings of the Subsidiaries. Interest on borrowings is accrued and due monthly at a rate of prime plus one and three quarter percent (10% at June 30, 1996). The amounts outstanding under these lines of credit were $1,864,000 at June 30, 1996 and the maximum additional available under the borrowing base limitations at June 30, 1996 was $2,551,384. During 1996 and 1995, average borrowings under the lines of credit were approximately $3,478,000 and $2,200,000, and the weighted average interest rate was 10.1% and 10.2%. The maximum amount outstanding under the lines of credit was $4,995,000 during fiscal 1996 and $4,334,000 during fiscal 1995.

The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of June 30, 1996 the Subsidiaries were in compliance or have obtained waivers for these covenants.

Management considers its cash needs for fiscal year 1997 to be adequately covered by its operations, borrowings under the lines of credit or by funding from another company controlled by the Chairman and Chief Executive Officer. Although management is not privy to the financial statements of the Chairman's other companies, he has assured the Company that he will fund its operations on an as needed basis consistent with his past practices. Past funding has generally consisted of open-ended payment terms on product purchases from the Chairman's affiliated companies. It is the Company's intention to renew its lines of credit for at least an additional year when they mature on November 30, 1996. The Company has initiated discussions with the bank and believes the lines of credit will be renewed. There can be no assurance of either extension of the lines of credit or availability of additional funds.

INFORMATION CONTAINED IN THIS ITEM CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "WOULD," "COULD," "INTEND," "PLAN," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE," OR NEGATIVE VARIATIONS THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. MANY FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING OVERALL ECONOMIC CONDITIONS, CONSUMER PURCHASING, CUSTOMER ACCEPTANCE OF PRODUCTS, MARKETING AND PROMOTION EFFORTS, FOREIGN CURRENCY VARIATIONS AND CHANGES IN INTEREST RATES


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 14, and identified in the index on page 18.


ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information concerning Directors required under this Item will be included in the Company's Notice of Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference. The information concerning Executive Officers of the Registrant is furnished as an unnumbered item in Part I following Item 4.


ITEM 11:  MANAGEMENT REMUNERATION

The information required under this Item will be included in the Company's Notice of Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item will be included in the Company's Notice of Meeting of Shareholders and Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item will be included in the Company's Notice of Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities Exchange Commission and is incorporated herein by reference.



                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

    The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on Page 25 hereof are filed as part of this report.

(b) Reports on 8-K

    No reports on Form 8-K were filed during the fourth quarter ended June 30, 1996.

(c) Exhibits

    The Exhibits listed below, which are numbered corresponding to Item 601 of Regulation S-K, are filed as a part of this report.


Exhibit        Item
-------        ----
3              Restated Article and Restated By-Laws                 incorporated  herein by  reference  to Exhibit  (3) of
                                                                     the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1985

10.1           Employment Agreement - David Weiner                   incorporated  herein by  reference  to Exhibit 10.1 of
                                                                     the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1994

10.2           Employment Agreement - Mickey Elfenbein               incorporated  herein by reference to Exhibit  (10)v of
                                                                     the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1985

10.3           Revolving  Credit  Agreement dated July 22, 1994      incorporated  herein by  reference  to Exhibit 10.3 of
               with TCF  Bank  Minnesota,  K-tel International       the  Registrant's  Annual  Report on Form 10-K for the
               (USA), Inc. and Dominion Entertainment, Inc.          year ended June 30, 1994

10.4           Promissory  Note for up to  $5,000,000  by K-tel      incorporated  herein by  reference  to Exhibit 10.4 of
               International    (USA),    Inc.   and   Dominion      the  Registrant's  Annual  Report on Form 10-K for the
               Entertainment, Inc.                                   year ended June 30, 1994

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

10.14          Revolving  Credit  Agreement  dated  January 30,      incorporated  herein by reference to Exhibit  10.14 of
               1995 with TCF Bank Minnesota FSB and K-tel, Inc.      the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.15          Revolving   Note   for  up  to   $3,000,000   by      incorporated  herein by reference to Exhibit  10.15 of
               K-tel, Inc.                                           the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.16          Security Agreement of K-tel, Inc.                     incorporated  herein by reference to Exhibit  10.16 of
                                                                     the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.17          Amended  and  Restated  Security   Agreement  of      incorporated  herein by reference to Exhibit  10.17 of
               K-tel USA                                             the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.18          Amended  and  Restated  Security   Agreement  of      incorporated  herein by reference to Exhibit  10.18 of
               Dominion                                              the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.19          Amended  to  K-tel  USA's   Copyright   Security      incorporated  herein by reference to Exhibit  10.19 of
               Agreement                                             the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.20          Amendment  to  Dominion's   Copyright   Security      incorporated  herein by reference to Exhibit  10.20 of
               Agreement                                             the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

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

10.25          Amended and Restated  Pledge  Agreement of K-tel      incorporated  herein by reference to Exhibit  10.25 of
               International, Inc.                                   the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.26          Amended  and  Restated  Security   Agreement  of      incorporated  herein by reference to Exhibit  10.26 of
               K-tel International, Inc.                             the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.27          First  Amendment to Revolving  Credit  Agreement      incorporated  herein by reference to Exhibit  10.27 of
               with K-tel USA,  Dominion and TCF Bank Minnesota      the  Registrant's  Quarterly  Report  on Form 10-Q for
               FSB                                                   the quarter ended December 31, 1994

10.28          Replacement  Revolving Note for up to $2,000,000      incorporated  herein by reference to Exhibit  10.28 of
               with K-tel USA and Dominion                           the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.29          Guaranty of K-tel, Inc.                               incorporated  herein by reference to Exhibit  10.29 of
                                                                     the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.30          First  Amendment to Revolving  Credit  Agreement      incorporated  herein by reference to Exhibit  10.30 of
               and to Revolving Note                                 the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1995

10.31          Second  Amendment to Revolving  Credit Agreement      incorporated  herein by reference to Exhibit  10.31 of
               and to Revolving Note                                 the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1995

10.32          Debt Subordination Agreement                          incorporated  herein by reference to Exhibit  10.32 of
                                                                     the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1995

10.33          Second  Amendment to Revolving  Credit Agreement      incorporated  herein by reference to Exhibit  10.33 of
               K-tel, Inc.                                           the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1995

10.34          Third    Amendment    to    Revolving     Credit      incorporated  herein by reference to Exhibit  10.34 of
               Agreement-K-tel USA and Dominion                      the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1995

10.35          Replacement  Revolving Note for up to $3,500,000      incorporated  herein by reference to Exhibit  10.35 of
               with K-tel USA and Dominion                           the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1995

10.36          Fourth  Amendment to Revolving  Credit Agreement      incorporated  herein by reference to Exhibit  10.36 of
               - K-tel USA and Dominion                              the  Registrant's  Annual  Report on Form 10-Q for the
                                                                     quarter ended December 31, 1995

10.37          Third Amendment of Revolving  Credit Agreement -      incorporated  herein by reference to Exhibit  10.37 of
               K-tel, Inc.                                           the  Registrant's  Annual  Report on Form 10-Q for the
                                                                     quarter ended December 31, 1995

10.38          Fifth Amendment to Revolving  Credit Agreement -      incorporated  herein by reference to Exhibit  10.38 of
               K-tel USA and Dominion                                the  Registrant's  Annual  Report on Form 10-Q for the
                                                                     quarter ended December 31, 1995

10.39          Fourth  Amendment to Revolving  Credit Agreement      incorporated  herein by reference to Exhibit  10.39 of
               - K-tel, Inc.                                         the  Registrant's  Annual  Report on Form 10-Q for the
                                                                     quarter ended December 31, 1995

10.40          Sixth Amendment to Revolving  Credit Agreement -      attached to this report as Exhibit 10.40
               K-tel USA and Dominion

10.41          Separation   Agreement   and  Release  -  Mickey      attached to this report as Exhibit 10.41
               Elfenbein

10.42          Amendment   No.  1  Separation   Agreement   and      attached to this report as Exhibit 10.42
               Release - Mickey Elfenbein

11             Statement Regarding  Computation of Earnings Per      attached to this report as Exhibit 11
               Share

21             Subsidiaries of the Registrant                        attached to this report as Exhibit 21

23             Consent of Independent Public Accountants             attached to this report as Exhibit 23

27             Financial Data Schedule                               (SEC use)




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on October 11, 1996 by the undersigned, there unto duly authorized.

                                         K-TEL INTERNATIONAL, INC.


                                         By /S/ Philip Kives
                                         -------------------------------------
                                         (Philip Kives - Chairman of the Board
                                          and Chief Executive Officer)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.



Signatures                          Title                                      Date
----------                          -----                                      ----

/S/ Philip Kives                    Chairman, Chief Executive Officer and      October 11, 1996
-------------------------------     Director
Philip Kives


/S/ David Weiner                    President and Secretary                    October 11, 1996
-------------------------------
David Weiner


/S/ Mark Dixon                      Vice President-Finance, Director,          October 11, 1996
-------------------------------     Chief Financial Officer and Treasurer
Mark Dixon                          (Principal Accounting Officer)


/S/ Garry Kieves                    Director                                   October 11, 1996
-------------------------------
Garry Kieves


/S/ Jeffrey Koblick                 Director                                   October 11, 1996
-------------------------------
Jeffrey Koblick





(ITEM 14(A))
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants..................................   19

Consolidated Statements of Operations for the
years in the period ended June 30, 1996.................................     20

Consolidated Balance Sheets as of June 30, 1996 and 1995................     21

Consolidated Statements of Shareholders' Investment
for the years in the period ended June 30, 1996.........................     22

Consolidated Statements of Cash Flows for
the years in the period ended June 30, 1996.............................     23

Notes to Consolidated Financial Statements for the
years in the period ended June 30, 1996.................................  24-31

Supplemental Schedule to Consolidated Financial Statements:

    Schedule II - Valuation and Qualifying Accounts for
    the years in the period ended June 30, 1996.........................     32

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the consolidated financial statements and notes thereto.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K-tel International, Inc.:

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended June 30, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K-tel International, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         ARTHUR ANDERSEN LLP


Minneapolis, Minnesota
  October 11, 1996




K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS - EXCEPT SHARE AND PER SHARE DATA)

                                                 1996        1995        1994
                                               --------    --------    --------

NET SALES                                      $ 71,987    $ 65,917    $ 54,270
                                               --------    --------    --------

COSTS AND EXPENSES:
  Cost of goods sold                             38,665      35,660      26,842
  Advertising                                    12,520      11,601      10,495
  Selling, general & administrative              20,798      20,192      16,086
  Restructuring/closedown charges (Note 7)         --           652         624
                                               --------    --------    --------
    Total Costs and Expenses                     71,983      68,105      54,047
                                               --------    --------    --------

OPERATING INCOME (LOSS)                               4      (2,188)        223
                                               --------    --------    --------

NON-OPERATING INCOME (EXPENSE):
  Interest income                                   130         120         117
  Interest expense                                 (409)       (220)        (27)
  Foreign currency transaction gain (loss)         (119)        180          28
                                               --------    --------    --------
    Total Non-operating Income (Expense)           (398)         80         118
                                               --------    --------    --------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                 (394)     (2,108)        341

PROVISION (BENEFIT) FOR INCOME TAXES (Note 4)       351         375         (35)
                                               --------    --------    --------

NET INCOME (LOSS)                              $   (745)   $ (2,483)   $    376
                                               ========    ========    ========

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                      $   (.20)   $   (.67)   $    .10
                                               ========    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING            3,729       3,711       3,822
                                               ========    ========    ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.





K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(IN THOUSANDS - EXCEPT PER SHARE DATA)

ASSETS                                                        1996       1995
---------------------------------------------------------   --------   --------
Current Assets:
  Cash and cash equivalents                                 $  3,255   $  2,154
  Restricted cash                                               --          536
  Accounts receivable, less allowances of $1,035 and $771     15,028     11,971
  Inventories                                                  5,808      7,382
  Royalty advances                                             1,188      2,176
  Prepaid expenses                                               645      2,108
  Income tax refund receivable                                    89        540
                                                            --------   --------
    Total Current Assets                                      26,013     26,867
                                                            --------   --------

Property and Equipment                                         2,759      2,820
Less-Accumulated depreciation and amortization                (1,966)    (1,797)
                                                            --------   --------
  Property and Equipment, net                                    793      1,023
Other Assets                                                     989        747
                                                            --------   --------
                                                            $ 27,795   $ 28,637
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                                                       --------
Current Liabilities:
  Line of credit (Note 3)                                   $  1,864   $  2,516
  Accounts payable                                             4,112      4,929
  Accrued royalties                                           10,866      9,047
  Reserve for returns                                          6,817      6,802
  Other current liabilities                                    2,328      2,517
  Income taxes payable                                           244        373
                                                            --------   --------
    Total Current Liabilities                                 26,231     26,184
                                                            --------   --------


Commitments and Contingencies (Note 2 and 6)

 Shareholders' Investment:
  Preferred stock - 4,000,000 shares authorized;
    none issued                                                 --         --
  Common stock - 7,500,000 shares authorized;
    par value $.01; 3,742,072 and 3,713,797
    issued and outstanding                                        37         37
Contributed capital                                            7,870      7,816
Accumulated deficit                                           (5,666)    (4,921)
Cumulative translation adjustment                               (677)      (479)
                                                            --------   --------
  Total Shareholders' Investment                               1,564      2,453
                                                            --------   --------
                                                            $ 27,795   $ 28,637
                                                            ========   ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.




K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS)


                                               Common  Stock                                   Cumulative
                                            -------------------    Contributed   Accumulated   Translation
                                             Shares      Amount      Capital       Deficit     Adjustment
                                            -------     -------    -----------   -----------   -----------
Balance, June 30, 1993                        3,661     $    37     $ 7,712        $(2,814)      $  (785)

Net income                                       --          --          --            376            --
Proceeds from exercise of stock options          46          --          89             --            --
Translation Adjustment                           --          --          --             --           (69)
                                            -------     -------     -------        -------       -------

Balance, June 30, 1994                        3,707          37       7,801         (2,438)         (854)

Net loss                                         --          --          --         (2,483)           --
Proceeds from exercise of stock options           7          --          15             --            --
Translation adjustment                           --          --          --             --           375
                                            -------     -------     -------        -------       -------

Balance, June 30, 1995                        3,714          37       7,816         (4,921)         (479)

Net loss                                         --          --          --           (745)           --
Proceeds from exercise of stock options          28          --          54             --            --
Translation adjustment                           --          --          --             --          (198)
                                            -------     -------     -------        -------       -------

Balance, June 30, 1996                        3,742     $    37     $ 7,870        $(5,666)      $  (677)
                                            =======     =======     =======        =======       =======

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
OF THESE STATEMENTS.





K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS)
                                                                     1996        1995        1994
                                                                   --------    --------    --------
Operating Activities:
Net income (loss)                                                  $   (745)   $ (2,483)   $    376

Adjustments to reconcile net income (loss) to cash
 provided by (used for) operating activities:
    Depreciation and amortization                                       805         567         618
    Restructuring/closedown charges                                      --         652         624

Changes in current operating items:
    Restricted cash                                                     536       1,612      (2,148)
    Accounts receivable                                              (3,216)       (309)     (1,712)
    Inventories                                                       1,458      (1,915)     (1.228)
    Royalty advances                                                    966      (1,250)        (10)
    Prepaid expenses                                                  1,395        (835)         66
    Accounts payable and other liabilities                            1,110       1,250       4,050
    Income tax refund receivable                                        437        (101)       (340)
    Income taxes payable                                               (125)        288        (138)
                                                                   --------    --------    --------
    Cash provided by (used for) operating activities                  2,621      (2,524)        158
                                                                   --------    --------    --------

Investing Activities:
    Property and equipment purchases                                   (240)       (639)       (337)
    Proceeds from sale of property and equipment                        215         116          83
    Music catalog additions                                            (781)       (444)       (298)
    Other                                                               (42)        (22)       (232)
                                                                   --------    --------    --------
    Cash used for investing activities                                 (848)       (989)       (784)
                                                                   --------    --------    --------

Financing Activities:
    Borrowings on line of credit                                     33,493      30,265          --
    Repayments on line of credit                                    (34,145)    (27,749)         --
    Repayments on note payable to affiliate                              --      (1,000)        (62)
    Proceeds from exercise of stock options                              54          15          89
                                                                   --------    --------    --------
    Cash provided by (used for) financing activities                   (598)      1,531          27
    Effect of Exchange Rate Changes on Cash and Cash Equivalents        (74)        (35)        (28)
                                                                   --------    --------    --------
    Net Increase (Decrease) in Cash and Cash Equivalents              1,101      (2,017)       (627)
    Cash and Cash Equivalents at Beginning of Year                    2,154       4,171       4,798
                                                                   --------    --------    --------

    Cash and Cash Equivalents at End of Year                       $  3,255    $  2,154    $  4,171
                                                                   ========    ========    ========

Supplemental Cash Flow Information
    Cash Paid For -
     Interest                                                      $    220    $    174    $     44
                                                                   ========    ========    ========

     Income Taxes                                                  $    494    $    425    $    310
                                                                   =========   ========    ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
OF THESE STATEMENTS.






K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996, 1995 AND 1994


1.  BUSINESS DESCRIPTION

    K-tel International, Inc. and its subsidiaries (the Company) is an international marketing and distribution company for packaged consumer entertainment and convenience products. The Company has operations in North America and Europe. The Company primarily sells its products through retail stores and by direct response marketing.

    In January 1996, the Company terminated the proposed sale of the consumer entertainment businesses to the former President of the Company.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

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

    One United States customer represented 12%, 11% and 14% of the Company's consolidated net sales for the years ended June 30, 1996, 1995 and 1994, respectively.

    Cash and Cash Equivalents and Restricted Cash

    Cash and cash equivalents consist principally of cash, certificates of deposits and commercial paper which are highly liquid and have original maturities of less than ninety days. Restricted cash serves as collateral pledged for letters of credit for product purchases. This cash becomes unrestricted simultaneously with the payments on the letters of credit.

    Inventories

    Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The cost of finished goods includes all direct product costs. The Company charged approximately $1 million to operations during the fourth quarter of fiscal 1996 to write inventories down to its net realizable value.

    Rights to Use Music Product

    Certain of the Company's compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product. The amounts paid for minimum guarantees or non-returnable advances are charged to expense as sales are made. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non-returnable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets. Licenses are subject to audit by licensors.

    During the fourth quarter of 1996, an agent for various licensors submitted a royalty audit claim of approximately $3.2 million plus interest based on the results of an audit for the period from 1986 to 1994. Management estimates the ultimate payment will be significantly lower than the claim because on a preliminary review of the claim has identified errors in the data and the use of multiple and extensive extrapolations based on non-representative samples used to derive the claim amount. A reserve has been recorded for management's estimate of the ultimate resolution of this matter. The amount the Company will ultimately pay could differ materially in the near term from the amounts currently recorded.

    The Company also owns a catalog of master recordings which were purchased and are recorded at cost and amortized over the anticipated useful life of the master, which range from four to ten years. During 1995, the Company changed the amortization period to seven years on all newly acquired owned masters. The effect of this change reduced amortization expense in 1995 by approximately $216,000. The unamoritized cost of the master recordings is included in other assets of the accompanying consolidated balance sheets.

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

    Net Income (Loss) Per Share

    Net income (loss) per common and common equivalent share is based on the weighted average number of shares of common stock outstanding during the year, and adjusted for the dilutive effect of common stock equivalents.

    Derivatives

    The Company has entered into forward exchange contracts to hedge specific intercompany balances denominated in foreign currency. The terms of the forward exchange contracts are primarily less than three months. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the extended dollar net cash inflows will not be adversely affected by changes in exchange rates.

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

    As of June 30, 1996, the Company has no foreign exchange currency forward exchange contracts.

    Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates include allowances for bad debts, return reserves, royalty obligations and product replacement costs. Ultimate results could differ materially from those estimates.

    Recently Issued Accounting Standards

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill either to be held or disposed of. Management believes the adoption of Statement 121 will not have a material impact on the Company's financial position or results of operations.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, a fair value based method of accounting for employee stock options, the sale of stock under the Company's employee stock purchase plan or similar equity instruments. The Company anticipates it will to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" as was previously required, and to comply with pro forma disclosure of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will be required to adopt SFAS No. 123 in fiscal 1997.


3.  LINE OF CREDIT

    Two of the Company's United States subsidiaries, K-tel International (USA), Inc., and Dominion Entertainment, Inc., (the "Subsidiaries") have revolving credit agreements maturing November 30, 1996. The agreements provide for an asset based line of credit not to exceed $5,000,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company has guaranteed all borrowings of the Subsidiaries. Interest on borrowings is accrued and due monthly at a rate of prime plus one and three quarter percent (10% at June 30, 1996). The amounts outstanding under these lines of credit were $1,864,000 at June 30, 1996 and the maximum additional available under the borrowing base limitations at June 30, 1996 was $2,551,384. During 1996 and 1995, average borrowings under the lines of credit were approximately $3,478,000 and $2,200,000, and the weighted average interest rate was 10.1% and 10.2%. The maximum amount outstanding under the lines of credit was $4,995,000 during fiscal 1996 and $4,334,000 during fiscal 1995.

    The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of June 30, 1996 the Subsidiaries were in compliance or have obtained waivers for these covenants. The Company has initiated discussions with the bank and believes the lines of credit will be renewed.


4.  INCOME TAXES

    The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes is computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

    The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):


                                                                      1996          1995           1994
                                                                   --------      ---------      ---------
      Income (loss) before provision (benefit) for income
      taxes:
         United States                                             $   141       $   1,564      $   3,705
         Foreign                                                      (535)         (3,672)        (3,364)
                                                                   -------       ---------      ---------
           Total                                                   $  (394)      $  (2,108)     $     341
                                                                   =======       =========      =========

      Provision (benefit) for income taxes:
        Currently payable
          United States                                            $   210       $     226      $     315
          Foreign                                                      141             149           (350)
                                                                   -------       ---------      ---------

           Total currently payable (receivable) and
           total provision (benefit) for income taxes              $   351       $     375      $     (35)
                                                                   =======       =========      =========



A reconciliation of the U.S. federal statutory rate to the effective tax rate for the years ended June 30 are as follows:


                                                                     1996        1995       1994
                                                                   -------     -------    -------
      Federal Statutory Rate                                          (34%)       (34%)       34%
       State Taxes, net of federal benefit                             26%          5%        33%
       Change in valuation allowance                                   99%         50%      (136%)
       Effect of different tax rates on foreign earnings               (2%)        (3%)       59%
                                                                   -------     -------    -------
                                                                       89%         18%       (10%)
                                                                   =======     =======    =======

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Temporary differences which are all deferred tax assets are as follows (in thousands):

                                                    June 30,       June 30,
                                                      1996           1995
                                                   ----------     ----------
      Net operating loss carryforwards             $    7,595     $    7,994
      Alternative minimum tax credits                     465            431
      Reserve for returns                               2,065          2,241
      Depreciation                                         79             92
      Royalty reserves                                    573            467
      Inventory reserves                                1,204            790
      Nondeductible accruals                              357             44
      Allowance for bad debts                             310            200
      Valuation allowance                             (12,648)       (12,259)
                                                   ----------     ----------
                                                   $       --     $       --
                                                   ==========     ==========

A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability is assured.

For U.S. tax reporting purposes, the Company has net operating loss carryforwards ("NOL") of approximately $15,994,000 available through 2001. The tax NOL carryforward may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $465,000 in U.S. federal alternative minimum tax credits which may be utilized in the future to offset any regular corporate income tax liability. NOL's available in foreign countries approximated $5,103,000 as of June 30, 1996.


5.  STOCK OPTIONS

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

    The Stock Incentive Plan information is summarized below:

                                         Incentive        Non-qualified
                                       Stock Options      Stock Options
                                       -------------      -------------

Outstanding June 30, 1993                    139,875             82,500

Granted                                       23,000             19,500
Exercised - at prices ranging from
$1.50 - $4.00                                (14,975)           (31,375)
Forfeited                                    (10,000)              (500)
                                       -------------      -------------
Outstanding June 30, 1994                    137,900             70,125

Granted                                       15,000              5,000
Exercised - at prices ranging from
$1.50 - $2.50 per share                       (1,125)            (5,875)
Forfeited                                     (2,000)           (16,375)
                                       -------------      -------------
Outstanding June 30, 1995                    149,775             52,875

Granted                                           --                 --
Exercised - at prices ranging from
$1.50 - $3.00 per share                      (28,275)            (2,125)
Forfeited                                    (12,750)            (7,625)
                                       -------------      -------------
Outstanding June 30, 1996                    108,750             43,125
                                       =============      =============

Options Exercisable                          103,374             41,000

Exercise Price                         $1.50 - $8.50      $1.50 - $6.75


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



    Restricted Stock Plan information is summarized below:


    Outstanding June 30, 1993                                     --

    Granted                                                  152,500
    Exercised - at prices ranging from
    $6.75 - $9.25                                                 --
    Forfeited                                                     --
                                                       -------------
    Outstanding June 30, 1994                                152,500

    Granted                                                   20,000
    Exercised - at prices ranging from
    $3.75 - $9.25 per share                                       --
    Forfeited                                                     --
                                                       -------------
    Outstanding June 30, 1995                                172,500

    Granted                                                       --
    Exercised - at prices ranging from
    $3.75 - $9.25                                                 --
    Forfeited                                              (145,000)
                                                       -------------
    Outstanding June 30, 1996                                 27,500
                                                       =============

    Options Exercisable                                       20,625

    Exercise Price                                     $3.75 - $9.25


6.  COMMITMENTS AND CONTINGENCIES

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

    Product Replacement Program

    The Consumer Products Safety Commission notified the Company during the fourth quarter of fiscal 1996 that a consumer product sold by the Company was defective. The Company has agreed to commence a product replacement program (the Program) during fiscal 1997 and charged $400,000 to expense during the fourth quarter of 1996 to reserve for estimated costs to complete the Program. This charge is based on management's best estimate of the unit costs and the level of product replacements. The costs of the Program could differ materially in the near term from the amounts currently recorded. The Company will seek full indemnity from the manufacturer of the product for all costs associated with the Program.

    Leases

    The Company has entered into several office and warehouse leases which expire through 2000. Commitments under these leases are $536,000 in 1997, $486,000 in 1998, $299,000 in 1999, $163,000 in 2000 and $163,000 in 2001.
    Rental expense was $923,000 in 1996, $855,000 in 1995 and $592,000 in 1994.


7.  RESTRUCTURING/CLOSEDOWN CHARGES

    In the fourth quarter of fiscal 1995, the Company recorded a restructuring/closedown charge of $652,000 related to the decision, planning and implementation of a formal plan to close down the operations in Spain and restructure the operations in Germany by eliminating short form direct response consumer convenience product marketing and downsizing the current distribution facility to approximately one third of the current size and cost. The resulting smaller German operation is focusing on short and long form direct response marketing of music products. The expected future effect of the restructure/closedown was to improve the Company's consolidated operating results by eliminating probable future operating losses in Germany and Spain based on past experiences and expectations of the markets in the near term future. The combined fiscal 1995 Germany and Spain revenues and operating losses before restructuring/closedown charges were $18,992,000 and $2,381,000, respectively.

    During the fourth quarter of fiscal 1994, the Company recorded closedown charges of $624,000 for costs associated with the closing of loss operations in France and New Zealand, and the closedown of the consumer convenience product operation in the United Kingdom. Management decided to close these operations due to recurring losses and limited future market potential. The expected future effect of the closedowns was to improve the Company's consolidated operating results from probable future operating losses in France, New Zealand and the United Kingdom based on past experiences and expectations on the markets for the near term future. The combined fiscal 1994 France and New Zealand revenues and operating losses before closedown charges were approximately $4,000,000 and $900,000.

    The components of the 1995 and 1994 restructuring/closedown charges are as follows:

                                                      (In thousands)
                                                   1995           1994
                                                 --------       -------
            Inventory write down costs           $    79        $   363
            Employee termination costs               264            120
            Lease termination costs                   --             46
            Property write downs                       8             39
            Cumulative translation adjustment        251            (62)
            Other                                     50            118
                                                 -------        -------
              Total                              $   652        $   624
                                                 =======        =======

    Sixteen employees consisting primarily of sales, administrative, and distribution employees were terminated during fiscal 1995, while ten employees consisting primarily of sales and other administrative managers were terminated during fiscal 1994.

    The fiscal 1994 closedown was completed in fiscal 1995, and the accrued charge at June 30,1994 approximated the actual costs incurred to compete the closedowns. The fiscal 1995 restructuring closedown was completed in fiscal 1996 and the accrued charge at June 30, 1995 approximated the actual costs incurred to complete the restructure/closedown.


8.  OPERATIONS BY GEOGRAPHIC AREA

    The following table sets forth the Company's operations by geographic area as of and for the fiscal years ended June 30 (in thousands):

                                        1996         1995         1994
                                      --------     --------     --------
      Net Sales:

North America                         $ 48,953     $ 38,228     $ 27,816
Europe                                  23,382       29,338       25,088
Pacific                                     --           --          576
Transfers between geographic areas        (348)      (1,649)         790
                                      --------     --------     --------
Net Sales                             $ 71,987     $ 65,917     $ 54,270
                                      ========     ========     ========

Operating Income (Loss):

North America                         $  1,997     $  1,803     $  3,591
Europe                                     (38)      (2,673)      (2,023)
Pacific                                     --           --         (255)
                                      --------     --------     --------
Operating Income before General
  Corporate Expenses, net                1,959         (870)       1,313

General Corporate Expenses, net         (1,955)      (1,318)      (1,090)
                                      --------     --------     --------
Operating Income (Loss)               $      4     $ (2,188)    $    223
                                      ========     ========     ========

Identifiable Assets:

North America                         $ 20,282     $ 18,816     $ 15,711
Europe                                   7,513        9,821       10,918
Pacific                                     --           --          245
                                      --------     --------     --------
Identifiable Assets                   $ 27,795     $ 28,637     $ 26,874
                                      ========     ========     ========


9.  RELATED PARTY TRANSACTIONS

    The Company sold approximately $217,000 in fiscal 1996, $228,000 in fiscal 1995 and $693,000 in fiscal 1994 of consumer convenience product to an affiliate controlled by the Company's Chairman of the Board. There was no balance receivable from the affiliate at June 30, 1996 while $208,000 was owed to the Company at June 30, 1995

    The Company purchased $1,050,000 in fiscal 1996, $354,000 in fiscal 1995 and $425,000 in fiscal 1994 of consumer convenience product from another affiliate controlled by the Company's Chairman of the Board. Management believes purchase prices for these products were at prices comparable to transactions with a third party. However, the payment terms have been open ended as a method of financing the Company's consumer convenience product expansion in Europe and the U.S.. The Company also reimbursed the affiliate for warehousing and shipping services provided in Canada and travel, telephone, and legal fees directly incurred on behalf of the Company. These amounts were $4,000 during 1996, $3,000 during 1995, and $43,000 during 1994. There was no balance payable at June 30, 1996 and the amount owed at June 30, 1995 was $175,000.




                                   SCHEDULE II

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the years ended June 30, 1996, 1995 and 1994


                                 (In thousands)

                                               Charged to
                            Balance at         Costs and         Charged to                             Balance at
                           Beginning of      Expenses or Net       Other                                  End of
                             Period               Sales           Accounts           Deductions           Period
                          -------------      ---------------    ------------      ---------------       ----------
Allowance for
Doubtful Accounts
-----------------
1996                         $  771             $   694           $(15)  (1)        $   (415)  (2)       $ 1,035

1995                         $  489             $   370           $ 18   (1)        $   (106)            $   771

1994                         $  336             $   338           $ 12   (1)        $   (197)  (2)       $   489


Reserve for
Returns
-----------------

1996                         $6,802             $10,485           $(18)  (1)        $(10,452)            $ 6,817

1995                         $6,412             $ 9,480           $ 42   (1)        $ (9,132)            $ 6,802

1994                         $5,738             $ 6,703           $ 29   (1)        $ (6,058)            $ 6,412


(1) Exchange rate change

(2) Uncollectible accounts written off, net of recoveries