Form 10-Q
period 1996-09-30
K TEL INTERNATIONAL INC
filed 1996-11-14
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996               Commission file number 0-6664

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____





                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 7, 1996 there were outstanding 3,764,072 shares of common stock, $.01 par value per share, of K-tel International, Inc.


                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                    For the quarter ended September 30, 1996



PART I - FINANCIAL INFORMATION                                    PAGE NO.
------------------------------                                    --------

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
         - Three month periods ended September 30, 1996 and 1995      3

         Consolidated Balance Sheets
         - September 30, 1996 and June 30, 1996                       4

         Consolidated Statements of Cash Flows
         - Three month periods ended September 30, 1996 and 1995      5

         Notes to Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7-9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            10


SIGNATURES                                                           11


EXHIBITS

Exhibit 10.43: Seventh Amendment to Revolving Credit Agreement - K-tel International (USA), Inc. and Dominion Entertainment, Inc. - attached to this report as Exhibit 10.43

Exhibit 10.44: Employment Agreement - David Weiner - attached to this report as Exhibit 10.44

Exhibit 10.45: Non-Qualified Stock Option Agreement - David Weiner - attached to this report as Exhibit 10.45

Exhibit 11:       Statement Regarding Computation of Earnings Per Share

Exhibit 27:       Financial Data Schedule (SEC use)


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                Three Months Ended
                                                  September 30,
                                                1996         1995
                                              --------     --------
NET SALES                                     $ 15,622     $ 16,624
                                              --------     --------

COSTS AND EXPENSES:
  Cost of goods sold                          $  7,478     $  8,512
  Advertising                                 $  2,784     $  2,735
  Selling, general & administrative           $  4,391     $  4,989
                                              --------     --------

     Total Costs and Expenses                   14,653       16,236
                                              --------     --------


OPERATING INCOME                                   969          388
                                              --------     --------

NON-OPERATING INCOME (EXPENSE):
  Interest income                                   17          106
  Interest expense                                 (18)         (75)
  Foreign currency transaction gain (loss)         (19)          10
                                              --------     --------

     Total Non-operating Income (Expense)          (20)          41
                                              --------     --------


INCOME BEFORE PROVISION
  FOR INCOME TAXES                                 949          429

PROVISION FOR INCOME TAXES                         (97)        (124)
                                              --------     --------

NET INCOME                                    $    852     $    305
                                              ========     ========


NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                     $    .22     $    .08
                                              ========     ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                             3,804        3,803
                                              ========     ========


K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND JUNE 30, 1996
(IN THOUSANDS)


                                                September 30,  June 30,
                                                    1996         1996
                                                  --------     --------
                                                (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                       $  2,036     $  3,255
  Accounts receivable, net                          16,258       15,028
  Inventories                                        6,387        5,808
  Royalty advances                                   1,191        1,188
  Prepaid expenses                                   1,356          645
  Income tax refund receivable                          20           89
                                                  --------     --------
     Total Current Assets                         $ 27,248     $ 26,013
                                                  --------     --------
Property and Equipment                               2,697        2,759
Less-Accumulated depreciation and amortization      (1,927)      (1,966)
                                                  --------     --------
     Property and Equipment, net                       770          793
Other Assets                                         1,040          989
                                                  --------     --------
                                                  $ 29,058     $ 27,795
                                                  ========     ========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Line of credit                                  $     43     $  1,864
  Accounts payable                                   4,419        4,112
  Accrued royalties                                 11,118       10,866
  Reserve for returns                                8,021        6,817
  Other current liabilities                          2,782        2,328
  Income taxes payable                                 259          244
                                                  --------     --------
     Total Current Liabilities                    $ 26,642     $ 26,231
                                                  --------     --------

  Preferred Stock                                     --           --
  Common stock                                          37           37
  Contributed capital                                7,872        7,870
  Accumulated deficit                               (4,814)      (5,666)
  Cumulative translation adjustment                   (679)        (677)
                                                  --------     --------
     Total Shareholders' Investment                  2,416        1,564
                                                  --------     --------
                                                  $ 29,058     $ 27,795
                                                  ========     ========



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED SEPTEMBER 30
(IN THOUSANDS)


                                                              September 30,
                                                            1996        1995
                                                           -------     -------
Cash Flows From Operating Activities:
  Net income                                               $   852     $   305
  Adjustments to reconcile net income to
   cash used for operating activities:
     Depreciation and amortization                             114         491

  Changes in current operating items:
     Restricted Cash                                          --          (194)
     Accounts receivable                                    (1,215)     (2,464)
     Inventories                                              (571)       (545)
     Royalty advances                                            1        (207)
     Prepaid expenses and other                               (711)        378
     Current liabilities                                     2,265       1,121
                                                           -------     -------

  Cash used for operating activities                           735      (1,115)
                                                           -------     -------

Cash flows from investing activities:
  Property and equipment purchases                             (79)       (163)
  Proceeds from sale of property and equipment                  41          56
  Music catalog additions                                      (91)       (493)
  Other                                                         (9)        (15)
                                                           -------     -------

  Cash used for investing activities                          (138)       (615)
                                                           -------     -------

Cash flows from financing activities:
  Proceeds (Repayment) line of credit, net                  (1,821)      1,321
  Proceeds from exercise of stock options                        2          21
                                                           -------     -------

  Cash provided by financing activities                     (1,819)      1,342

Effect of exchange rates on cash and cash equivalents            3          (2)
                                                           -------     -------

Net decrease in cash and cash equivalents                   (1,219)       (400)

Cash and cash equivalents at beginning of year               3,255       2,154
                                                           -------     -------

Cash and cash equivalents at period end                    $ 2,036     $ 1,754
                                                           =======     =======


         K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


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

K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)

                                                       Quarter Ended September 30, 1996
                                     --------------------------------------------------------------------------
                                         North America                  Europe                      Total
                                     ---------------------     ---------------------      ---------------------
Net Sales                            $   9,648        100%     $   5,974        100%      $  15,622        100%

Costs and expenses
  Cost of goods sold                     4,801         50%         2,677         45%          7,478         48%
  Advertising                            1,588         16%         1,196         20%          2,784         18%
  Selling, general & administrative      2,387         25%         1,800         30%          4,187         27%

                                     ----------     -------    ----------     -------     ----------    --------

Operating Income (Loss)              $     872          9%     $     301          5%      $   1,173          7%
                                     ==========     =======    ==========     =======     ==========    ========


(WIDE TABLE CONTINUED FROM ABOVE)

                                                       Quarter Ended September 30, 1995
                                     --------------------------------------------------------------------------
                                           North America                  Europe                 Total
                                     ---------------------     ---------------------      ---------------------
Net Sales                             $  11,626        100%     $   4,998        100%     $  16,624        100%

Costs and expenses
  Cost of goods sold                      6,085         52%         2,427         48%         8,512         51%
  Advertising                             1,800         16%           935         19%         2,735         16%
  Selling, general & administrative       2,907         25%         1,647         33%         4,554         27%

                                      ----------    --------    ----------    --------    ----------    --------

Operating Income (Loss)               $     834          7%     $    (11)          0%     $     823          5%
                                      ==========    ========    ==========    ========    ==========    ========


In addition to the operating amounts above for the quarter ended September 30, 1996, the parent holding company recorded $204,000 in expenses. For the quarter ended September 30, 1995 the parent holding company recorded $435,000 in expenses. The decrease in costs from the prior year comparable period was the result of prior year legal and professional fees associated with the proposed sale of the consumer entertainment business (which was terminated in January of 1996).

         Consolidated net sales for the first quarter ended September 30, 1996, were $15,622,000 with operating income of $969,000 and net income of $852,000 or $.22 per share. Consolidated net sales for the same period in the prior year were $16,624,000 with operating income of $388,000 and net income of $305,000 or $.08 per share.

         Consolidated net sales decreased 1,002,000 or 5% for the three months ended September 30, 1996 from the previous year comparable period. North American sales were down 17% or $1,978,000 from the prior year comparable period due to a $2,220,000 decrease in consumer convenience product sales in the U.S. since there were less new North American consumer convenience product releases in the current year which was only partially offset by a $985,000 increase in consumer entertainment product sales in the U.S.. European sales were up 23% or $976,000 from the prior year comparable period due mainly to increased budget retail music sales in the United Kingdom and increased direct response sales in Germany due to more effective direct response promotions than in the previous year. Foreign currency conditions were less favorable than in the comparable prior year period and caused sales to be $188,000 lower for the three months ended September 30, 1996 than they would have been had exchange rates remained consistent with the prior year.

         For the quarter ended September 30, 1996 cost of goods sold as a percentage of net sales were 48% as compared to 51% in the prior year comparable period. North American cost of goods sold were 50% compared to 52% for the same period last year due mainly to overall higher music margins driven mainly by a successful line of club dance music releases. European cost of goods sold decreased from the prior year due to higher margin direct response promotions than in the prior year.

         Consolidated advertising costs as a percent of sales were 18% as compared to 16% in the previous year comparable period. North American advertising costs as a percent of sales were 16% compared to 15% in the previous year. This increase was due to additional U.S. music retail advertising in support of full price music releases. European advertising cost as a percentage of sales were 20% compared to 19% in the previous year. In all current European operations, advertising as a percent of sales was comparable to prior year.

         Selling, general and administrative expenses for the quarter ended September 30, 1996 were $4,391,000 or 28% of net sales, as compared to $4,989,000 or 30% of net sales in the previous year comparable period. North American selling, general and administrative expenses were down $520,000 from the previous year due mainly to overhead reductions. European selling, general and administrative expenses were up $153,000 from the previous year due mainly to stronger German direct response sales and associated variable selling expenses.

         Operating income for the quarter ended September 30, 1996 increased to $969,000 from $388,000 for the same period last year. North American operating income was $872,000 compared to $834,000 for the prior year comparable period, the increase was due to current year stronger retail music sales. European operating income was $301,000 compared to a loss of $11,000 in the prior year comparable period. The operating income improvement was due mainly to the United Kingdom and Germany which had operating income in the current year first quarter versus losses in the previous year first quarter. The parent holding company had current operating expenses of $204,000 compared to prior year operating expenses of $435,000 which was mainly due to prior year legal and professional fees associated with the proposed sale of the consumer entertainment business (which was terminated in January 1996).

         Interest expense for the quarter ended September 30, 1996 was $12,000 compared to $75,000 for the prior year comparable period. The decrease in interest expense was due primarily to the reduced usage of the Company's asset based line of credit.

         During the quarter ended September 30, 1996, the Company experienced a foreign currency transaction loss of $19,000 compared to a gain of $10,000 experienced during the comparable period in the prior year. In the first quarter of fiscal 1997, foreign exchange rate fluctuations have been slightly less favorable to the Company than in the previous year comparable period. Also, the Company has a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to its European subsidiaries liabilities which are payable to the Company's U.S. parent or U.S. Subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. The majority of the fiscal 1997 first quarter translation gains were the result of these intercompany liabilities. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

         The provision for income taxes for the quarter ended September 30, 1996 was $97,000 compared to a provision of $124,000 in the prior year comparable period. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

         Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year as a whole.


B.       Liquidity and Capital Resources

         During the first quarter ended September 30, 1996, cash and cash equivalents decreased approximately $1,219,000 to $2,036,000 due primarily to the pay down of the Company's asset based line of credit. This use of cash was partially offset by net income for the quarter ended September 30, 1996.

         Two of the Company's United States subsidiaries, K-tel International
         (USA), Inc. and Dominion Entertainment, Inc. (the "Subsidiaries") have a revolving credit agreement maturing November 30, 1996. The agreement provides for an asset based line of credit not to exceed $5,000,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company has also guaranteed all borrowings of the Subsidiaries. The amount outstanding under this line of credit was $43,000 at September 30, 1996. The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of September 30, 1996 the Subsidiaries were in compliance or have obtained waivers for these covenants. The revolving credit agreement expires November 30, 1996. The Company has initiated discussions with the bank and believes that the line of credit will be renewed.

         During fiscal 1997 the Company plans a computer system upgrade of approximately $500,000 which will be financed through leases over multiple years.

         During the first quarter of fiscal 1996, the Company purchased approximately $243,000 of consumer convenience product from an affiliate controlled by the Chairman of the Board. The Company owed approximately $41,000 to the affiliate at September 30, 1996. The Chairman's company purchased approximately $74,000 of products from the Company during the first quarter ended September 30, 1996 and owed the Company $25,000 at September 30, 1996. No interest will be charged on the related outstanding balances during fiscal 1997.

         Management considers its cash needs for the current fiscal year to be adequately covered by its operations, borrowings under the bank line of credit, assuming it is renewed November 30, 1996 when it expires, or by funding from a company owned by Mr. Kives, the Chairman of the Board of Directors of the Company. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices which have mainly been by way of giving the Company open ended payment terms on product purchased from his affiliate companies.



PART II -  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)      EXHIBIT INDEX

10.43      Seventh Amendment to Revolving Credit
           Agreement - K-tel USA and Dominion
           attached to this report as Exhibit 10.43

10.44      Employment Agreement - David Weiner
           attached to this report as Exhibit 10.44

10.45 Non-Qualified Stock Option Agreement - David Weiner attached to this report as Exhibit 10.45

   11      Statement Regarding Computation of Earnings Per Share

   27      Financial Data Schedule (SEC use)


  (b)      REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.



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


                                    K-TEL INTERNATIONAL, INC.
                                    REGISTRANT




                                    /S/ PHILIP KIVES
                                    PHILIP KIVES
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER




                                    /S/ DAVID WEINER
                                    DAVID WEINER
                                    PRESIDENT




                                    /S/ MARK DIXON
                                    MARK DIXON
                                    CHIEF FINANCIAL OFFICER
                                    (principal accounting officer)