Form 10-Q
period 1996-12-31
K TEL INTERNATIONAL INC
filed 1997-02-14
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended December 31, 1996                Commission file number 0-6664

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At February 7, 1997 there were outstanding 3,761,431 shares of common stock, $.01 par value per share, of K-tel International, Inc.




                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                     For the quarter ended December 31, 1996


PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
         - Three and six months periods ended December 31, 1996 and 1995   3

         Consolidated Balance Sheets
         - December 31, 1996 and June 30, 1996                             4

         Consolidated Statements of Cash Flows
         - Six month periods ended December 31, 1996 and 1995              5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7-11


PART II - OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                13
----------

EXHIBITS
--------
Exhibit 11:  Statement Regarding Computation of Earnings Per Share

Exhibit 27:  Financial Data Schedule (SEC use)




PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                              Three Months Ended        Six Months Ended
                                                  December 31,            December 31,
                                             --------------------    --------------------
                                               1996        1995        1996        1995
                                             --------    --------    --------    --------
NET SALES                                    $ 17,131    $ 18,792    $ 32,753    $ 35,416
                                             --------    --------    --------    --------
COSTS AND EXPENSES:
  Cost of goods sold                            8,431      10,320      15,909      18,832
  Advertising                                   2,934       3,113       5,718       5,848
  Selling, general & administrative             3,969       5,138       8,360      10,127
                                             --------    --------    --------    --------

     Total Costs and Expenses                  15,334      18,571      29,987      34,807
                                             --------    --------    --------    --------

OPERATING INCOME                                1,797         221       2,766         609
                                             --------    --------    --------    --------

NON-OPERATING INCOME (EXPENSE):
  Interest income                                  13         (31)         30          75
  Interest expense                                 (3)       (117)        (21)       (192)
  Foreign currency transaction gain (loss)         70         (11)         51          (1)
                                             --------    --------    --------    --------

     Total Non-operating Income (Expense)          80        (159)         60        (118)
                                             --------    --------    --------    --------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                              1,877          62       2,826         491

PROVISION FOR INCOME TAXES                       (125)       (144)       (222)       (268)
                                             --------    --------    --------    --------

NET INCOME (LOSS)                            $  1,752    $    (82)   $  2,604    $    223
                                             ========    ========    ========    ========

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                    $    .45    $   (.02)   $    .68    $    .06
                                             ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                            3,864       3,717       3,823       3,792
                                             ========    ========    ========    ========



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND JUNE 30, 1996
(IN THOUSANDS)

                                               December 31,  June 30,
                                                   1996        1996
                                               ------------  --------
                                                (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                      $  6,186    $  3,255
  Accounts receivable, net                         12,680      15,028
  Inventories                                       5,880       5,808
  Royalty advances                                  1,130       1,188
  Prepaid expenses                                  1,483         645
  Income tax refund receivable                         89
                                                 --------    --------
     Total Current Assets                          27,359      26,013
                                                 --------    --------

Property and Equipment                              2,958       2,759
Less-Accumulated depreciation and amortization     (2,034)     (1,966)
                                                 --------    --------
     Property and Equipment, net                      924         793
Other Assets                                        1,065         989
                                                 --------    --------
                                                 $ 29,348    $ 27,795
                                                 ========    ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Line of credit                                 $   --      $  1,864
  Accounts payable                                  2,937       4,112
  Accrued royalties                                11,506      10,866
  Reserve for returns                               7,049       6,817
  Other current liabilities                         3,600       2,328
  Income taxes payable                                112         244
                                                 --------    --------
     Total Current Liabilities                     25,204      26,231
                                                 --------    --------

  Preferred stock                                    --          --
  Common stock                                         37          37
  Contributed capital                               7,884       7,870
  Accumulated deficit                              (3,062)     (5,666)
  Cumulative translation adjustment                  (715)       (677)
                                                 --------    --------
     Total Shareholders' Investment                 4,144       1,564
                                                 --------    --------
                                                 $ 29,348    $ 27,795
                                                 ========    ========



K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
(IN THOUSANDS)

                                                              December 31,
                                                             1996      1995
                                                           -------    -------
Cash Flows From Operating Activities:
  Net income                                               $ 2,604      $   223
  Adjustments to reconcile net income to cash provided
     by (used for) operating activities:
     Depreciation and amortization                             262          300

  Changes in current operating items:
     Restricted Cash                                          --            345
     Accounts receivable                                     2,446       (4,889)
     Inventories                                               (50)      (1,024)
     Royalty advances                                           85          257
     Prepaid expenses and other                               (828)         375
     Current liabilities                                       710        2,382
                                                           -------      -------

  Cash provided by (used for) operating activities           5,229       (2,031)
                                                           -------      -------

Cash flows from investing activities:
  Property and equipment purchases                            (311)        (268)
  Proceeds from sale of property and equipment                  30           58
  Music catalog additions                                     (122)        (217)
  Other                                                        (42)         (31)
                                                           -------      -------

  Cash used for investing activities                          (445)        (458)
                                                           -------      -------

Cash flows from financing activities:
  Repayments on line of credit                              (1,864)        --
  Proceeds from note payable to bank                          --          2,243
  Proceeds from exercise of stock options                       14           38
                                                           -------      -------

  Cash provided by (used for) financing activities          (1,850)       2,281

Effect of exchange rates on cash                                (3)         (29)
                                                           -------      -------

Net increase(decrease) in cash and cash equivalents          2,931         (237)

Cash and cash equivalents at beginning of year               3,255        2,154
                                                           -------      -------

Cash and cash equivalents at period end                      6,186        1,917
                                                           =======      =======




                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

2.       LAWSUIT SETTLEMENT

         In 1993, Dominion Entertainment, Inc. and K-tel Entertainment (U.K.), Ltd. filed a lawsuit against a United Kingdom entertainment company regarding infringement on a number of the Company's owned music master copyrights. During December, 1996, the Company settled the lawsuit for $950,000, consisting of a reimbursement of legal costs which produced an $850,000 net income benefit to the company and is recorded as a reduction of selling, general and administrative expenses in the accompanying statement of operations for the period ended December 31, 1996. The Company also entered into a license agreement with that United Kingdom company which included an advance of future royalties of approximately $650,000 which has been recorded as a liability for deferred income on the accompanying balance sheet as of December 31, 1996.

3.       RECENTLY ISSUED ACCOUNTING STANDARD

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121"), issued in March 1995 and effective for fiscal years beginning after December 15, 1995, establishes accounting standards for the recognition and measurement of impairment of long-lived assets, and goodwill either to be held or disposed of. Management believes the adoption of Statement 121 will not have a material impact on the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       Results of Operations

         The following tables set forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.



K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)

                                     Quarter Ended December 31, 1996                        Quarter Ended December 31, 1995
                       -------------------------------------------------------   ---------------------------------------------------
                        North America           Europe              Total        North America         Europe             Total
                       ----------------   -----------------   ----------------   ---------------   ---------------   ---------------
Net Sales              $ 8,979     100%   $ 8,152      100%   $17,131     100%   $11,621    100%   $ 7,171    100%   $18,792    100%

Costs and expenses
  Cost of goods sold     4,580      51%     3,851       47%     8,431      49%     6,861     59%     3,459     48%    10,320     55%
  Advertising            1,255      14%     1,679       21%     2,934      17%     1,611     14%     1,502     21%     3,113     17%
  Selling, general &     1,646      18%     1,815       22%     3,461      20%     2,900     25%     1,890     26%     4,790     25%
    administrative     -------    ----    -------    -----    -------    ----    -------   ----    -------   ----    -------   ----

Operating Income       $ 1,498      17%   $   807       10%   $ 2,305      13%   $   249      2%    $  320      5%   $   569      3%
                       =======    ====    =======    =====    =======    ====    =======   ====    =======   ====    =======   ====

In addition to the operating amounts above for the quarter ended December 31, 1996, the parent holding company recorded $508,000 in expenses. For the quarter ended December 31, 1995 the parent holding company recorded $348,000 in expenses.




K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)

                                   Six Months Ended December 31, 1996                    Six Months Ended December 31, 1995
                           --------------------------------------------------   ---------------------------------------------------
                           North America        Europe             Total        North America         Europe             Total
                          ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
Net Sales                 $18,627    100%   $14,126    100%   $32,753    100%   $23,247    100%   $12,169    100%   $35,416    100%

Costs and expenses
  Cost of goods sold        9,381     50%     6,528     46%    15,909     49%    12,946     55%     5,886     48%    18,832     53%
  Advertising               2,843     15%     2,875     20%     5,718     17%     3,411     15%     2,437     20%     5,848     17%
  Selling, general &        4,033     22%     3,615     26%     7,648     23%     5,807     25%     3,537     29%     9,344     26%
    administrative
                          -------   ----    -------   ----    -------   ----    -------   ----    -------   ----    -------   ----

Operating Income (Loss)   $ 2,370     13%   $ 1,108      8%   $ 3,478     11%   $ 1,083      5%   $   309      3%   $ 1,392      4%
                          =======   ====    =======   ====    =======   ====    =======   ====    =======   ====    =======   ====

In addition to the operating amounts above for the six months ended December 31, 1996, the parent holding company recorded $712,000 in expenses. For the six months ended December 31, 1995 the parent holding company recorded $783,000 in expenses.


         For the six months ended December 31, 1996 consolidated net sales were $32,753,000 with operating income of $2,766,000 and net income of $2,604,000 or $.68 per share. Consolidated net sales for the same period last fiscal year were $35,416,000 with operating income of $609,000 and net income of $223,000 or $.06 per share.

         For the quarter ended December 31, 1996 consolidated net sales were $17,131,000 with operating income of $1,797,000 and net income of $1,752,000 or $.45 per share. For the same period last fiscal year, sales were $18,792,000 with operating income of $221,000 and net loss of $82,000 or $.02 per share.

         Consolidated net sales decreased $2,663,000 or 8% for the six months ended December 31, 1996 from the previous year comparable period. North American net sales were down 20% from the prior year comparable period due primarily to prior year fourth quarter divestitures of unprofitable businesses/divisions, lower U.S. consumer convenience product retail sales due to less new product promotions and lower U.S. direct response television sales due to fewer promotions. These North American sales decreases more than off set a European 16% sales increase resulting from stronger German and United Kingdom sales in the current year. Foreign currency conditions were less favorable than in the comparable prior year period and caused sales to be $624,000 lower for the six months ended December 31, 1996, than they would have been had exchange rates remained consistent with the prior year.

         Consolidated net sales decreased $1,661,000 for the quarter ended December 31, 1996 from the previous year comparable period. North American sales decreased and European sales increased over the prior year comparable period for the same reasons as described above with the addition of lower second quarter U.S. retail music sales resulting from a general, softer retail music sales environment in the current year.

         Cost of goods sold for the six months ended December 31, 1996 were 49% of sales compared to 53% for the same period last year, and decreased to 49% for the quarter ended December 31, 1996 compared to 55% for the previous year comparable period. For the six months and quarter ended December 31, 1996, North American and European cost of goods sold, as a percentage of sales, were less than the prior year comparable periods due mainly to overall higher music and consumer product margins resulting from an overall stronger margin product mix for the first half of the current fiscal year.

         Consolidated advertising costs as a percent of sales were approximately 17% for the six months and quarter ended December 31, 1996. For North America and Europe, advertising costs as a percent of sales were comparable to the prior year for both the quarter and six months ended December 31.

         Selling, general and administrative expenses for the six month period ended December 31, 1996 were $8,360,000 or 26% of sales compared to $10,127,000 or 29% of sales in the prior year comparable period. For the quarter ended December 31, 1996, selling, general and administrative expenses were $3,969,000 or 23% of sales compared to $5,138,000 or 27% of sales in the prior year comparable period. North American selling, general and administrative expenses were down for the six months and quarter ended December 31, 1996, due mainly to the second quarter settlement of a long outstanding legal dispute with a United Kingdom entertainment company regarding infringement of a number of the Company's owned music master recordings. The settlement resulted in a second quarter net benefit (recovery of legal expenses) to the Company of $850,000. (See Note 2). Selling, general and administrative expenses for the periods were also down from prior year comparable periods due to prior year end divestitures of unprofitable businesses/divisions and some overhead reductions in the United States. European selling, general and administrative expenses were lower as a percent of sales for both the six month period and quarter ended December 31, 1996, compared to the prior year periods, due mainly to better overall European sales performance in the current fiscal year.

         Operating income increased to $2,766,000, for the six months ended December 31, 1996, from $609,000 for the same period last year. Operating income increased to $1,797,000 for the quarter ended December 31, 1996 from $221,000 for the same period last fiscal year. For the six months and quarter ended December 31, 1996, North American operating income was $2,370,000 and $1,498,000, respectively, compared to $1,083,000 and $249,000 for the prior year comparable periods. The increase was due mainly to the positive profit impact from the above mentioned settlement with a United Kingdom entertainment company regarding infringement of a number of the company's owned music master recordings. For the six months and quarter ended December 31, 1996, European operating income was $1,108,000 and $807,000, respectively, compared to $309,000 and $320,000 for the prior year comparable periods due mainly to stronger current year profit from the Company's United Kingdom and German operations versus the prior year as a result of previous years restructuring and fine tuning in those operations.

         Interest expense for the six months and quarter ended December 31, 1996 was $21,000 and $3,000, respectively compared to $192,000 and $117,000 for the comparable prior year periods. The decrease in interest expense was due to the reduced usage of the Company's asset based line of credit in the current fiscal year.

         During the six month period ended December 31, 1996, the Company experienced a foreign currency transaction gain of $51,000 compared to a loss of $1,000 experienced in the comparable period in the prior year. For the quarter ended December 31, 1996, the Company experienced a foreign currency translation gain of $70,000 compared to a previous year second quarter loss of $11,000. The Company has a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to certain European subsidiaries liabilities which are payable to the Company's U.S. parent or U.S. subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. The majority of the fiscal 1997 translation gains were the result of these intercompany liabilities. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

         The provision for income taxes was $222,000 and $125,000 for the six months and quarter ended December 31, 1996, respectively, compared to $268,000 and $144,000 for the comparable periods last year. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

         Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year as a whole.

B.       Liquidity and Capital Resources

         During the six months ended December 31, 1996, cash and cash equivalents increased approximately $2,931,000 to $6,186,000. The overall increase in cash was primarily due to increased net income and net decreases in accounts receivable as higher prior fiscal year end accounts receivable were collected in the first and second quarters of the new fiscal year.

         Two of the Company's United States subsidiaries, K-tel International
         (USA), Inc. and Dominion Entertainment, Inc. (the "Subsidiaries") have a revolving credit agreement which was extended to January 31, 1997. The Company is currently in negotiations with the bank to extend this line of credit and is confident the line of credit will be renewed. The agreement provided for an asset based line of credit not to exceed $5,000,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company has also guaranteed all borrowings of the Subsidiaries. There was no amount outstanding under the line of credit at December 31, 1996. The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of December 31, 1996 the Subsidiaries were in compliance or have obtained waivers for these covenants.

         During the first six months of fiscal 1997 the Company purchased approximately $271,000 of consumer convenience product from K-tel International Ltd., a company owned and operated in Canada by Mr. Philip Kives, the Chairman of the Board. The Company owed approximately $32,000 to K-tel International Ltd. at December 31, 1996. Also, K-tel International Ltd. purchased approximately $130,000 from the Company during the first six months ended December 31, 1996 and owed the Company $92,000 at December 31, 1996. Outstanding balances are settled on a timely basis. No interest will be charged on the related outstanding balances during fiscal 1996.

         Management considers its cash needs for the current fiscal year to be adequately covered by its operations, borrowings under the bank line of credit, when it is renewed, or by funding from a company owned by Mr. Kives, the Chairman of the Board of Directors of the Company. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices which have mainly been by way of giving the Company open ended payment terms on product purchased from his affiliate companies.


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBIT INDEX

      11    Statement Regarding Computation of Earnings Per Share

      27    Financial Data Schedule (SEC use)


      (b)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     K-TEL INTERNATIONAL, INC.
                                     REGISTRANT




                                     /S/ PHILIP KIVES
                                     --------------------------------------
                                     PHILIP KIVES
                                     CHAIRMAN AND CHIEF EXECUTIVE OFFICER




                                     /S/ DAVID WEINER
                                     --------------------------------------
                                     DAVID WEINER
                                     PRESIDENT




                                     /S/ MARK DIXON
                                     --------------------------------------
                                     MARK DIXON
                                     CHIEF FINANCIAL OFFICER
                                     (principal accounting officer)