Form 10-Q
period 1997-03-31
K TEL INTERNATIONAL INC
filed 1997-05-15
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended  March 31, 1997               Commission file number   0-6664

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 7, 1997 there were outstanding 3,769,934 shares of common stock, $.01 par value per share of K-tel International, Inc.



                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                      For the quarter ended March 31, 1997



PART I - FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations
         - Three and nine month periods ended March 31, 1997 and 1996       3

         Consolidated Balance Sheets
         - March 31, 1997 and June 30, 1996                                 4

         Consolidated Statements of Cash Flows
         - Nine month periods ended March 31, 1997 and 1996                 5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             7-11


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                 13

EXHIBITS



PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                 Three Months Ended          Nine Months Ended
                                                       March 31,                 March  31,
                                               ----------------------      ----------------------
                                                 1997          1996          1997          1996
                                               --------      --------      --------      --------
NET SALES                                      $ 18,477      $ 18,422      $ 51,230      $ 53,838
                                               --------      --------      --------      --------

COSTS AND EXPENSES:
  Cost of goods sold                              9,612         8,683        25,520        27,515
  Advertising                                     2,816         3,628         8,534         9,476
  Selling, general & administrative               5,411         5,456        13,772        15,583
                                               --------      --------      --------      --------

     Total Costs and Expenses                    17,839        17,767        47,826        52,574
                                               --------      --------      --------      --------


OPERATING INCOME                                    638           655         3,404         1,264
                                               --------      --------      --------      --------

NON-OPERATING INCOME (EXPENSE):
  Interest income                                    35            34            65           109
  Interest expense                                   (5)         (108)          (26)         (300)
  Foreign currency transaction gain (loss)         (176)          (33)         (125)          (34)
                                               --------      --------      --------      --------

      Total Non-operating Income (Expense)         (146)         (107)          (86)         (225)
                                               --------      --------      --------      --------


INCOME BEFORE PROVISION
  FOR INCOME TAXES                                  492           548         3,318         1,039

PROVISION (BENEFIT) FOR INCOME TAXES                (18)           92           204           360
                                               --------      --------      --------      --------

NET INCOME                                     $    510      $    456      $  3,114      $    679
                                               ========      ========      ========      ========


NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                      $    .13      $    .12      $    .80      $    .18
                                               ========      ========      ========      ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                              4,075         3,796         3,895         3,804
                                               ========      ========      ========      ========





K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND JUNE 30, 1996
(IN THOUSANDS)

                                                   March 31,     June 30,
                                                     1997          1996
                                                   --------      --------
                                                 (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                        $  4,535      $  3,255
  Accounts receivable, net                           14,436        15,028
  Inventories                                         5,714         5,808
  Royalty advances                                    1,358         1,188
  Prepaid expenses                                    1,368           645
  Income tax refund receivable                           18            89
                                                   --------      --------
     Total Current Assets                          $ 27,429        26,013
                                                   --------      --------

Property and Equipment                                3,121         2,759
Less-Accumulated depreciation and amortization       (2,123)       (1,966)
                                                   --------      --------
     Property and Equipment, net                        998           793
Other Assets                                          1,121           989
                                                   --------      --------
                                                   $ 29,548      $ 27,795
                                                   ========      ========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Line of credit                                   $  --         $  1,864
  Note payable to affiliate                           1,000         --
  Accounts payable                                    3,251         4,112
  Accrued royalties                                  11,507        10,866
  Reserve for returns                                 5,356         6,817
  Other current liabilities                           3,792         2,328
  Income taxes payable                                   87           244
                                                   --------      --------
     Total Current Liabilities                     $ 24,993      $ 26,231
                                                   --------      --------

  Common Stock                                           37            37
  Contributed capital                                 7,947         7,870
  Accumulated deficit                                (2,551)       (5,666)
  Cumulative translation adjustment                    (878)         (677)
                                                   --------      --------
     Total Shareholders' Investment                   4,555         1,564
                                                   --------      --------
                                                   $ 29,548      $ 27,795
                                                   ========      ========




K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
(IN THOUSANDS)

                                                                    March 31,
                                                               1997          1996
                                                              -------      -------
Cash Flows From Operating Activities:
  Net income                                                  $ 3,114      $   679
  Adjustments to reconcile net income to cash provided by
     (used for) operating activities:
     Depreciation and amortization                                465          714

  Changes in current operating items:
     Restricted Cash                                            ---            535
     Accounts receivable                                          496       (4,267)
     Inventories                                                  (10)        (215)
     Royalty advances                                            (160)         356
     Prepaid expenses and other                                  (725)         658
     Current liabilities                                         (193)       1,386
                                                              -------      -------

  Cash provided by (used for) operating activities              2,987         (154)
                                                              -------      -------

Cash flows from investing activities:
  Property and equipment purchases                               (540)        (197)
  Proceeds from sale of property and equipment                     30           27
  Music catalog additions                                        (188)        (651)
  Other                                                          (104)         (43)
                                                              -------      -------

  Cash used for investing activities                             (802)        (864)
                                                              -------      -------

Cash flows from financing activities:
  Repayments on line of credit                                 (1,864)       1,480
  Proceeds from note payable to Affiliate                       1,000        ---
  Proceeds from exercise of stock options                          78           38
                                                              -------      -------

  Cash provided by (used for) financing activities               (786)       1,518

Effect of exchange rates on cash                                 (119)         (37)
                                                              -------      -------

Net increase (decrease) in cash and cash equivalents            1,280          463

Cash and cash equivalents at beginning of year                  3,255        2,154
                                                              -------      -------

Cash and cash equivalents at period end                       $ 4,535      $ 2,617
                                                              =======      =======




         K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.


2.       LAWSUIT SETTLEMENT

         In 1993, Dominion Entertainment, Inc. and K-tel Entertainment (U.K.), Ltd. filed a lawsuit against a United Kingdom entertainment company regarding infringement on a number of the Company's owned music master copyrights. During December, 1996, the Company settled the lawsuit for $950,000, consisting of a reimbursement of legal costs which produced an $850,000 net income benefit to the company and is recorded as a reduction of selling, general and administrative expenses in the accompanying statement of operations for the period ended March 31, 1997. The Company also entered into a license agreement with the United Kingdom company which included an advance of future royalties of approximately $650,000 which has been recorded as a liability for deferred income on the accompanying balance sheet as of March 31, 1997.


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

         During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have a material impact on previously reported earnings per share.


4.       SALE OF MUSIC BUSINESS

         On March 1, 1997 the Board of Directors of the Company approved the sale of the Company's worldwide music business, except for the Company's music business in Europe and direct response (including retail sales) business, to Platinum Entertainment, Inc. for $35,000,000, subject to certain adjustments. The transaction is subject to shareholder approval and other conditions. If the closing conditions are not satisfied by August 30, 1997, either party may terminate this agreement. There can be no assurance that the sale will be consummated.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       Results of Operations

         The following tables set forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales.

K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)

                                     Quarter Ended March 31, 1997                      Quarter Ended March 31, 1996
                          ------------------------------------------------   --------------------------------------------------
                          North America        Europe           Total        North America        Europe             Total
                          --------------   --------------   --------------   -------------    ---------------    --------------
Net Sales                 $11,857   100%   $ 6,620   100%   $18,477   100%   $12,973   100%   $ 5,449    100%    $18,422   100%

Costs and expenses
  Cost of goods sold        6,796    57%     2,816    43%     9,612    52%     6,339    49%     2,344     43%      8,683    47%
  Advertising               1,427    12%     1,389    21%     2,816    15%     2,338    18%     1,290     24%      3,628    20%
  Selling, general &
   administrative           3,160    27%     1,787    27%     4,947    27%     3,025    23%     1,893     35%      4,918    27%
                          -------   ---    -------   ---    -------   ---    -------   ---    -------    ---     -------   ---

Operating Income (Loss)   $   474     4%   $   628     9%   $ 1,102     6%   $ 1,271    10%   $   (78)    (2)%   $ 1,193     6%
                          =======   ===    =======   ===    =======   ===    =======   ===    =======    ===     =======   ===


In addition to the operating amounts above for the quarter ended March 31, 1997, the parent holding company recorded $464,000 in expenses. For the quarter ended March 31, 1996 the parent holding company recorded $538,000 in expenses.



K-TEL INTERNATIONAL, INC.
RESULTS OF OPERATIONS BY GEOGRAPHIC REGION
(IN 000'S)

                                  Nine Months Ended March 31, 1997                   Nine Months Ended March 31, 1996
                          ------------------------------------------------   ------------------------------------------------
                          North America        Europe           Total        North America        Europe             Total
                          --------------   --------------   --------------   -------------    ---------------  --------------
Net Sales                 $30,484   100%   $20,746   100%   $51,230   100%   $36,220   100%   $17,618   100%   $53,838   100%

Costs and expenses
  Cost of goods sold       16,177    53%     9,343    45%    25,520    50%    19,285    53%     8,230    47%    27,515    51%
  Advertising               4,270    14%     4,264    21%     8,534    17%     5,749    16%     3,727    21%     9,476    18%
  Selling, general &
   administrative           7,194    24%     5,402    26%    12,596    24%     8,832    24%     5,430    31%    14,262    26%
                          -------   ---    -------   ---    -------   ---    -------   ---    -------   ---    -------   ---

Operating Income (Loss)   $ 2,843     9%   $ 1,737     8%   $ 4,580     9%   $ 2,354     7%   $   231     1%   $ 2,585     5%
                          =======   ===    =======   ===    =======   ===    =======   ===    =======   ===    =======   ===


In addition to the operating amounts above for the nine months ended March 31, 1997, the parent holding company recorded $1,176,000 in expenses. For the nine months ended March 31, 1996 the parent holding company recorded $1,321,000 in expenses.


         For the nine months ended March 31, 1997 consolidated net sales were $51,230,000 with operating income of $3,404,000 and net income of $3,114,000 or $.80 per share. Consolidated net sales for the same period last year were $53,838,000 with operating income of $1,264,000 and net income of $679,000 or $.18 per share.

         For the quarter ended March 31, 1997 consolidated net sales were $18,477,000 with operating income of $638,000 and net income of $510,000 or $.13 per share. For the same period last year, sales were $18,422,000 with operating income of $655,000 and net income of $456,000 or $.12 per share.

         Consolidated net sales decreased $2,608,000 or 5% for the nine months ended March 31, 1997 from the previous year comparable period. North American net sales were down 16% from the prior year comparable period due primarily to prior year fourth quarter divestitures of unprofitable businesses/divisions, lower U.S. consumer convenience product retail sales resulting from less new product promotions and lower U.S. direct response television sales resulting from fewer promotions. These North American sales decreases were partially offset by a European 18% sales increase resulting from stronger German and United Kingdom sales in the current period. Foreign currency conditions were less favorable than in the comparable prior year period and caused sales to be $967,000 lower for the nine months ended March 31, 1997, than they would have been had exchange rates remained consistent with the prior year.

         Consolidated net sales increased $55,000 for the quarter ended March 31, 1997 from the previous year comparable period. North American sales decreased and European sales increased over the prior year comparable period for the same reasons as described above.

         Cost of goods sold for the nine months ended March 31, 1997 were 50% of sales compared to 51% for the same period last year. North American cost of goods sold, as a percentage of sales, were approximately the same for the prior year comparable period. European cost of goods sold as a percentage of net sales decreased slightly from the prior year comparable period due mainly to overall higher music and consumer product margins resulting from a stronger margin product mix in the current period.

         Cost of goods sold as a percent of sales for the quarter ended March 31, 1997 were 52% compared to 47% for the previous year comparable period. North American cost of goods sold were 57% of sales compared to 49% of sales in the prior year comparable period due mainly to an overall higher cost product mix for it's music products. European cost of goods sold as a percent of sales for the quarter ended March 31, 1997 were approximately the same for the prior year comparable period.

         Consolidated advertising costs as a percent of sales were 17% for the nine months ended March 31, 1997 as compared to 18% in the prior year comparable period. North American advertising costs as a percent of net sales were 14% compared to 16% for the comparable nine month period in the prior year due to higher prior year levels of direct response television advertising in the U.S.. Direct response sales typically carry higher gross margins to cover higher advertising requirements than normal retail sales. European advertising costs as a percent of sales for the nine month period ended March 31, 1997 were approximately the same for the prior year period.

         Consolidated advertising costs as a percent of sales were 15% for the quarter ended March 31, 1997 compared to 20% in the prior year period. North American advertising costs as a percent of net sales were 12% compared to 18% in the prior year comparable period due to fewer direct response television promotions. European advertising cost as percent of sales were 21% compared to 24% in the prior year due to less promotions in the Finland and the United Kingdom subsidiaries.

         Selling, general and administrative expenses for the nine month period ended March 31, 1997 were $13,772,000 or 27% of net sales compared to $15,583,000 or 29% of net sales in the prior year comparable period. North American selling, general and administrative expenses were down $1,638,000 for the nine months ended March 31, 1997 due to the second quarter settlement of a long outstanding legal dispute with a United Kingdom entertainment company regarding infringement of a number of the Company's owned music master recordings. The settlement resulted in a second quarter net benefit (recovery of legal expenses) to the Company of $850,000 (See Note 2). European selling, general and administrative expenses for the nine months ended March 31, 1997 were lower as a percent of sales compared to the prior year due mainly to better overall European sales performance in the current fiscal year.

         For the quarter ended March 31, 1997, selling, general and administrative expenses were $5,411,000 or 29% of net sales compared to $5,456,000 or 30% of net sales in the prior year comparable period. North American selling, general and administrative expenses increased for the three months ended March 31, 1997 due mainly to the start-up of a new video division and a television infomercial/media buying subsidiary. These increased selling, general and administrative expenses were partially off-set by the divestitures of small under performing businesses at the end of the previous fiscal year and less new consumer convenience product promotions and related overhead. European selling, general and administrative expenses were lower as a percent of sales for the quarter ended March 31, 1997, compared to the prior year comparable period, due mainly to better overall European sales performance in the current period.

         Operating income increased to $3,404,000 for the nine months ended March 31, 1997, from operating income of $1,264,000 for the same period last year. North American operating income was $2,843,000 compared to $2,354,000 for the prior year comparable period. The increase for the nine months ended March 31, 1997, was due mainly to the positive profit impact from the above mentioned settlement with a U.K. entertainment company regarding infringement of a number of the Company's owned music master recordings. European operating income was $1,737,000 compared to $231,000 for the prior year comparable period due mainly to current year profit in the Company's German operation and current profit from the Company's United Kingdom operation compared to a prior year comparable period loss as a result of restructuring those operations.

         Operating income decreased to $638,000 for the quarter ended March 31, 1997 from operating income of $655,000 for the same period last year. North American operating income was $474,000 compared to $1,271,000 in the prior year comparable period. The decrease in operating income for the quarter ended March 31, 1997 was due mainly to the increased selling, general and administrative expense related to the aforementioned new video and infomercial/media buying businesses and to less consumer product promotions in the current period as compared to the previous year comparable period (in which a successful and profitable new product promotion was marketed). European operating income was $628,000 compared to a loss of $78,000 for the prior year comparable period due mainly to stronger current period profit from the Company's German and United Kingdom operations as mentioned above.

         Interest expense decreased to $26,000 for the nine month and $5,000 for the three month periods ended March 31, 1997 as compared to $300,000 and $108,000 for the prior year comparable periods. The decrease in interest expense is due to the reduced usage of the Company's asset based line of credit in the current fiscal year.

         During the nine month period ended March 31, 1997, the Company experienced a foreign currency transaction loss of $125,000 compared to a loss of $34,000 experienced in the comparable period in the prior year. For the quarter ended March 31, 1997, the Company experienced a foreign currency translation loss of $176,000 compared to the prior year third quarter loss of $33,000. The Company has a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to certain European subsidiaries liabilities which are payable to the Company's U.S. parent or U.S. subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. Gains or losses resulting from these intercompany liabilities remain unrealized until such time the underlying liabilities are settled.

         The provision for income taxes was $204,000 and a benefit of $18,000 for the nine months and quarter ended March 31, 1997, respectively, compared to an income tax provision in the prior year comparable periods of $360,000 and $92,000 . Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

         Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year as a whole.


B.       Liquidity and Capital Resources

         During the nine months ended March 31, 1997, cash and cash equivalents increased approximately $1,280,000 to $4,535,000. The overall increase in cash was due mainly to net income for the period and the proceeds from a loan from an affiliate owned and operated by the Chairman of the Board (as discussed below). Offsetting some of this cash increase were increases in prepaid expenses driven mainly by the purchase of video production rights for the Company's new U.S. video division, by purchases of property and equipment (mainly fixed asset increases of information systems in support of old and new businesses) and repayment of the line of credit.

         During the first nine months of fiscal 1997 the Company purchased approximately $361,000 of consumer convenience product from K-tel International Ltd., a company owned and operated in Canada by Mr. Philip Kives, the Chairman of the Board. The Company owed approximately $32,000 to K-tel International Ltd. at March 31, 1997. Also, K-tel International Ltd. purchased approximately $202,000 from the Company during the first nine months ended March 31, 1997 and owed the Company $88,000 at March 31, 1997. No interest will be charged on the related outstanding balances during fiscal 1997. During March 1997, the affiliate controlled by the Chairman of the Board provided $1,000,000 in short-term working capital financing to the Company to fund the Company's U.S. operations. The Company pays interest on the unpaid principal amount of financing, at the same rate as the Company pays on it's revolving credit agreement, until repayment of the loan which is due on demand.

         The Company's United States subsidiaries, K-tel International (USA), Inc., Dominion Entertainment, Inc., K-tel Productions, Inc., K-tel Video, Inc., K-tel Direct, Inc., K-tel TV, Inc., and K-tel Consumer Products, Inc. (the "Subsidiaries") have a revolving credit agreement maturing July 31, 1997. The agreement provides for an asset based line of credit not to exceed $1,000,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company has also guaranteed all borrowings of the Subsidiaries. There was no amount outstanding under the line of credit at March 31, 1997. The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of March 31, 1997 the Subsidiaries were in compliance or have obtained waivers for these covenants.

         Management considers its cash needs for the current fiscal year to be adequately covered by its operations, borrowings under the line of credit or by funding from a company owned by Mr. Kives, the Chairman of the Board of Directors of the Company. Although management is not privy to the financial statements of the Chairman's other companies, he has assured the Company that he will fund its operations on an as needed basis consistent with his past practices which have mainly been by way of giving the Company open ended payment terms on product purchased from his affiliate companies.



PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBIT INDEX

10.46      Restated Revolving Credit Agreement -
           K-tel USA and Dominion                                     attached to this report as Exhibit 10.46

10.47      Non-Qualified Stock Option Agreement - Philip Kives        attached to this report as Exhibit 10.47

   11      Statement Regarding Computation of Earnings Per Share

   27      Financial Data Schedule (SEC use)


    (b)    REPORTS ON FORM 8-K

On March 12, 1997 the Company filed a Form 8-K, with the Securities and Exchange Commission regarding the March 1, 1997 Board of Directors approval of the sale of the Company's K-tel International (USA), Inc. and Dominion Entertainment, Inc. businesses. The information required under this item is incorporated herein by reference to the Form 8-K.



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