Form 10-K
period 1997-06-30
K TEL INTERNATIONAL INC
filed 1997-10-10
CIK 54193

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997         Commission File Number 0-6664
                          -------------                                ---------

                            K-TEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Minnesota                                                41-0946588
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2605 Fernbrook Lane North, Minneapolis, Minnesota        55447-4736
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (612) 559-6888

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                                                     Common Stock-par value $.01
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No____

The aggregate market value of the voting stock held by non-affiliates of the registrant (942,000 shares) at September 25, 1997 was $5,828,000 based on the closing price of the stock as of that date on the NASDAQ National Market System.

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

At June 30, 1997 there were 3,783,784 common shares outstanding.

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

                                     PART I


ITEM 1:  BUSINESS

K-tel International, Inc., through its subsidiaries, is an international marketing and distribution company for packaged consumer entertainment (music and video) and consumer convenience (lower priced housewares, automotive accessories, exercise devices, and other merchandise) products and is a leader in the market niche for pre-recorded music compilations. With its more than twenty-five years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, including knowledgeable personnel, information systems, distribution capabilities and media buying ability, to launch music, consumer convenience and video products quickly in the North American and European market through both retail (direct to retailers or through rackjobbers who are distributors which stock and manage inventory within certain music and video departments for some retail stores) and direct response (direct to consumer).

The Company was incorporated in 1968 with its current corporate offices located at 2605 Fernbrook Lane North, Minneapolis, MN 55447-4736.

As used in this report, the terms "Registrant", "K-tel" and the "Company" refer to K-tel International, Inc. and its Subsidiaries, unless the context otherwise requires.


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

In the late 1980's, the Company initiated its marketing of pre-recorded music into Germany through direct to consumer advertising, utilizing terrestrial (local, within country) television stations. Shortly thereafter, the Company expanded its direct response marketing in Europe through Pan European satellite television which enabled the Company to market its products in various countries and languages simultaneously. The Company is currently not actively involved in Pan European satellite television marketing with the exception of occasional new product tests.

In the early 1990's, the Company increased marketing consumer convenience products in the U.S., United Kingdom ("U.K.") and Europe primarily by expanding direct to consumer marketing. In fiscal 1997, consumer convenience product represented approximately 25% of the Company's consolidated net sales, with most of those sales resulting from U.S. consumer convenience product retail sales and Germany direct response product sales. In fiscal 1995 and fiscal 1994, the Company closed down unprofitable operations in New Zealand, France and Spain which relied almost entirely on consumer convenience products. Also during this period, the Company restructured unprofitable operations in the U.K. eliminating most consumer convenience product marketing and sales.


Description of Current Business

During fiscal 1997, as in the past, the Company continued to market and sell pre-recorded music both from the Company's owned music master catalog and under licenses from third party record companies. Sales of albums, cassettes and compact discs were made to rackjobbers, wholesalers and retailers in the U.S. and through subsidiaries and licensees in the U.K. and Europe. The pre-recorded music business is highly competitive and dominated by six major record companies. The Company primarily operates in a niche market and is largely dependent on its continued ability to utilize its owned music master catalog in addition to obtaining licenses which enable the Company to create compilation packages. The Company obtains master and mechanical rights ("Rights") through licensing arrangements with many record companies and publishers. The Rights are generally limited to a specific use and require payment of royalties based on the number of units sold. In most instances, advances against royalties are required in order to obtain the Rights.

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

One of the Company's principal assets is its music master catalog consisting of original recordings and re-recordings of music from the 1950s through current times ("Master Recordings"). The Master Recordings, in addition to internal use, are licensed to third parties world wide for either a flat fee or a royalty based on the number of units sold.

Television direct response marketing of pre-recorded music and consumer convenience product is a significant source of revenue for the Company, specifically in Europe. The Company engages in direct response marketing activities in Germany through terrestrial (local, within country) television advertising campaigns. Product awareness created through direct response advertising contributes to customer demand at the retail store level. In fiscal 1997 and 1996, the U.S. operation had certain significant direct response marketing campaigns which produced revenues and profits from both the campaigns themselves and from subsequent retail sales. One of the Company's primary goals in its U.S. direct response campaigns is not only to generate revenues and profits from such sales but also to generate subsequent retail demand, which is expected help to enhance profitability. The U.S. operation intends to continue developing direct response marketing in the upcoming fiscal years mainly in the form of infomercials (typically 15 or 30 minute programs/commercials).

In the second half of fiscal 1997, the Company formed a new U.S. media buying and infomercial marketing subsidiary. This company performs media buying services for third parties for a fee and also markets products through infomercials produced by third parties whereby K-tel provides media placement and financial strength to third parties for a share in infomercial revenues and profits. Marketing infomercials in this way minimizes the Company's up front risk of product development and production.

Public awareness of the Company's products is created through television and print advertising campaigns, in-store displays and eye-catching packaging.

The Company's products are manufactured by third party suppliers with components supplied by independent vendors. Management believes that alternative sources of supply are available for all of its product needs.

Sales of pre-recorded music products to Handleman Company represented 8%, 12% and 11% of the Company's consolidated net sales for the years ended June 30, 1997, 1996 and 1995. Loss of business with the Handleman Company would have a material adverse effect on the Company's operating results.

Most music product sales are made with the right of the Company's customer to return unsold product for full credit. The Company does not carry extensive inventories and returns are generally resold.

At June 30, 1997, the Company employed 195 full time people worldwide.

For financial information about the Company's foreign and domestic operations for each of the last three fiscal years ended June 30, 1997, see Note 8 to the consolidated financial statements.


INFORMATION CONTAINED IN THIS ITEM CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "WOULD," "COULD," "INTEND," "PLAN," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE," OR NEGATIVE VARIATIONS THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. MANY FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING OVERALL ECONOMIC CONDITIONS, CONSUMER PURCHASING, CUSTOMER ACCEPTANCE OF PRODUCTS, MARKETING AND PROMOTION EFFORTS, FOREIGN CURRENCY VARIATIONS AND CHANGES IN INTEREST RATES.

ITEM 2:  PROPERTIES

K-tel's corporate offices and U.S. operations are located in leased facilities in a suburb of Minneapolis, Minnesota, consisting of approximately 21,985 square feet of office space and approximately 83,991 square feet of warehouse. In September 1997, the Company's California operations relocated to a new leased facility in Calabasas, California, which consists of approximately 6,758 square feet of office space.

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

On March 3, 1997, the Company entered into the Purchase and Sale Agreement (the "Sale Agreement") with Platinum Entertainment, Inc. ("Platinum"). Pursuant to the Sale Agreement and subject to certain conditions, including Platinum's receipt of sufficient financing to close the transaction under the Sale Agreement, Platinum agreed to purchase two domestic subsidiaries of the Company which operated its music business outside of Europe for $35 million subject to certain adjustments. On March 3, 1997, the Company and Platinum also entered into an earnest money escrow agreement (the "Escrow Agreement") with a third party bank and Platinum deposited $1.75 million in escrow. The Sale Agreement provided that the $1.75 million escrow deposit is paid to the Company in the event the transaction contemplated by the Sale Agreement is not consummated, subject to certain conditions.

Under the Sale Agreement, the Company had the right to terminate the Sale Agreement if the sale was not consummated by August 30, 1997. On September 10, 1997, the Company's Board of Directors concluded that it would be in the best interests of the Company to terminate the Sale Agreement and the Company gave notice of termination to Platinum. On September 10, 1997, Platinum also gave the Company notice of termination claiming that the Company was in breach of its representations and covenants under the Sale Agreement. The Company disputes these allegations by Platinum.

On September 12, 1997, the Company initiated legal action in Minnesota state court seeking an order directing the escrow bank to disburse the funds held under the Escrow Agreement to the Company. On October 2, 1997, the Company amended its complaint to assert additional claims against Platinum, including breaches by Platinum of its confidentiality covenant and employee non-solicitation agreement as well as detrimental reliance damages. Platinum has not yet answered the Company's complaint, but Platinum has removed the action to federal court in Minnesota and initiated a declaratory judgment action in Illinois federal court on October 3, 1997. In the Illinois action, Platinum asserted that it terminated the Sale Agreement due to the Company's breach of representations and covenants and claimed that Platinum is entitled to the escrow funds and damages of $1.75 million from the Company. The Company intends to vigorously pursue recovery of the escrow deposit and contest any claims which Platinum may assert.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company at June 30, 1997.

Name of Officer     Age        Positions and Offices Held
---------------     ---        -------------------------------------------------

Philip Kives        68         Chairman of the Board and Chief Executive Officer

David Weiner        40         President and Secretary

Jeffrey Koblick     50         Senior Vice President, Purchasing and Operations

Mark Dixon          38         Vice President-Finance, Chief Financial Officer,
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

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

On September 25, 1997 there were 1,701 record owners of the Company's common stock and approximately 3,808,109 shares outstanding. The Company's common stock trades on the NASDAQ National Market System under the symbol "KTEL".

The following table shows the range of high and low closing sales prices per share of the Company's Common Stock as reported by the NASDAQ Stock Market for the fiscal year periods indicated:

                                      1996                      1997
                              -------------------       --------------------
                               High          Low          High          Low
                               ----          ---          ----          ---
          First Quarter       5 1/8         3 1/4       3 15/16        3 1/2
          Second Quarter        5           3 1/2        7 5/8         3 1/2
          Third Quarter       4 3/8         3 1/4        9 3/4         6 3/4
          Fourth Quarter      4 1/8         3 1/4        8 1/4         7 1/2

No dividends have been declared on the Company's common stock during the past two fiscal years and the Company does not expect to pay cash dividends in the foreseeable future. Management plans to use cash generated from operations for expansion of its business.


ITEM 6:  SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel International, Inc. and its subsidiaries as of and for the five years ended June 30, 1997. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this filing. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

                                        1997          1996          1995           1994          1993
                                    -----------    ----------    ----------    ------------    -------
Net Sales                           $    75,501    $   71,987    $   65,917    $     54,270    $55,714
                                    ===========    ==========    ==========    ============    =======
Operating Income (loss)             $     3,582    $        4    $   (2,188)   $        223    $ 3,623
                                    ===========    ==========    ==========    ============    =======
Net Income (loss)                   $     3,204    $     (745)   $   (2,483)   $        376    $ 2,701
                                    ===========    ==========    ==========    ============    =======
Net Income (Loss) Per Common
  and Common Equivalent Share       $       .81    $     (.20)   $     (.67)   $        .10    $   .72
                                    ===========    ==========    ==========    ============    =======
Total Assets                        $    30,492    $   27,795    $   28,637    $     26,874    $21,922
                                    ===========    ==========    ==========    ============    =======
Long-Term Debt                      $      --      $     --      $     --      $       --      $     2
                                    ===========    ==========    ==========    ============    =======
Cash Dividends Declared and Paid    $      --      $     --      $     --      $       --      $  --
                                    ===========    ==========    ==========    ============    =======

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.  Results of Operations

The following tables set forth, for the periods indicated, certain items from the Company's consolidated statements of operations expressed as a dollar amount and as a percentage of net sales. All amounts are in thousands of dollars.

                                       Year Ended June 30, 1997                            Year Ended June 30, 1996
                          ------------------------------------------------   --------------------------------------------------
                          North America        Europe            Total       North America         Europe             Total
                          --------------   --------------   --------------   --------------   ----------------   --------------
Net Sales                 $47,786   100%   $27,715   100%   $75,501   100%   $48,605   100%   $ 23,382    100%   $71,987   100%

Costs and expenses

  Cost of goods sold       28,985    61%    12,402    45%    41,387    55%    27,690    57%     10,975     47%    38,665    54%

  Advertising               5,820    12%     5,700    21%    11,520    15%     7,495    15%      5,025     21%    12,520    17%

  Selling, general &
    administrative         10,309    21%     7,270    26%    17,579    23%    11,423    24%      7,420     32%    18,843    26%
                          -------   ---    -------   ---    -------   ---    -------   ---    --------    ---    -------   ---

Operating Income (Loss)   $ 2,672     6%   $ 2,343     8%   $ 5,015     7%   $ 1,997     4%   $    (38)     0%   $ 1,959     3%
                          =======   ===    =======   ===    =======   ===    =======   ===    ========    ===    =======   ===

In addition to the operating amounts above for the year ended June 30, 1997, the parent holding company incurred $1,433,000 in expenses. For the year ended June 30, 1996, the parent holding company incurred $1,955,000 in expenses.

                                    Year Ended June 30, 1996                               Year Ended June 30, 1995
                       --------------------------------------------------   -------------------------------------------------------
                       North America         Europe            Total        North America    Europe and Pacific         Total
                       --------------   ----------------   --------------   --------------   ------------------   -----------------
Net Sales              $48,605   100%   $ 23,382    100%   $71,987   100%   $36,579   100%   $ 29,338     100%    $ 65,917     100%

Costs and expenses

  Cost of goods sold    27,690    57%     10,975     47%    38,665    54%    22,053    61%     13,607      46%      35,660      54%

  Advertising            7,495    15%      5,025     21%    12,520    17%     3,490     9%      8,111      28%      11,601      17%

  Selling, general &
    administrative      11,423    24%      7,420     32%    18,843    26%     9,233    25%      9,641      33%      18,874      29%

  Restructuring/
    closedown
    charges               --     --         --      --        --     --        --     --          652       2%         652       1%
                       -------   ---    --------    ---    -------   ---    -------   ---    --------    ----     --------    ----

Operating Income
  (Loss)               $ 1,997     4%   $    (38)     0%   $ 1,959     3%   $ 1,803     5%   $ (2,673)     (9)%   $   (870)     (1)%
                       =======   ===    ========    ===    =======   ===    =======   ===    ========    ====     ========    ====

In addition to the operating amounts above, the parent company incurred $1,955,000 in expenses for the year ended June 30, 1996 and $1,318,000 for the year ended June 30, 1995.

Fiscal 1997 in Comparison with Fiscal 1996

Consolidated net sales for the fiscal year ended June 30, 1997 were $75,501,000 with operating income of $3,582,000 and net income of $3,204,000 or $.81 per share. Consolidated net sales for the fiscal year ended June 30, 1996 were $71,987,000 with an operating income of $4,000 and net loss of $745,000 or $.20 per share.

Consolidated net sales increased $3,514,000 or 5% for the fiscal year ended June 30, 1997. North American net sales decreased 2% from the prior fiscal year due primarily to prior year fourth quarter divestitures of unprofitable businesses/divisions, lower U.S. consumer convenience product retail sales resulting from less new product promotions and lower U.S. direct response television sales resulting from fewer promotions. This decrease in U.S. sales more than offset a current year increase in sales derived from the Company's new U.S. media buying and infomercial company. European sales increased from the prior fiscal year due mainly to stronger German and United Kingdom sales in the current year. Foreign currency conditions were less favorable than in the comparable prior year period and caused sales to be $1,250,000 lower for the year ended June 30, 1997, than they would have been had exchange rates remained consistent with the prior year.

Consolidated cost of goods sold for the year ended June 30, 1997 were 55% of sales compared to 54% for the prior year ended. North American cost of goods sold, as a percentage of sales, were 61% compared to 57% for the prior year comparable period due primarily to the start up of a U.S. media buying and infomercial business which generated mainly media buying revenue in fiscal 1997 (media buying revenues carry small margins consisting only of media buying fees charged to third parties), and to slightly higher cost of goods sold in the U.S. retail music business. European cost of goods sold as a percent of net sales were 45% compared to 47% in the prior year period due mainly to overall higher music and consumer product margins resulting from a stronger margin product mix in the current period.

Advertising costs as a percentage of net sales for the fiscal year ended June 30, 1997, were 15% compared to 17% for the previous year. North American advertising costs as a percent of net sales were 12% compared to 15% for the prior year comparable period due to higher prior year levels of direct response television advertising in the U.S.. This decrease more than offset an increase in U.S. retail music current year advertising expenditures. Direct response sales carry higher advertising requirements than normal retail sales. European advertising costs as a percentage of net sales for the year ended June 30, 1997, were the same as the prior year.

Selling, general and administrative expenses for the fiscal year ended June 30, 1997, were $19,012,000 or 25% of net sales compared to $20,798,000 or 29% of net sales in the prior fiscal year. North American selling, general and administrative expenses were down $1,114,000 for the year ended June 30, 1997, due mainly to the second quarter settlement of a long outstanding legal dispute with a United Kingdom entertainment company regarding infringement of a number of the Company's owned music master recordings. The settlement resulted in a second quarter net benefit (recovery of legal expenses) to the Company of $850,000. European selling, general and administrative expenses for the year ended June 30, 1997, were lower as a percent of sales compared to the prior year due mainly to better overall European sales performance in the current fiscal year.

The Company generated operating income of $3,582,000 for the year ended June 30, 1997, compared to operating income of $4,000 for the fiscal year ended June 30, 1996. North American operating income increased from the prior year mainly due to the positive profit impact from the above mentioned settlement with a U.K. entertainment company regarding infringement of a number of the Company's owned music master recordings, stronger profit from third party licensing of the Company's owned music master catalog and lower current year losses from the U.S. consumer convenience product business. These increases more than offset decreases in operating income in the Company's U.S. retail music business resulting mainly from slightly higher cost of goods sold, higher current year advertising expenditures and increased selling, general and administrative expenses from the prior year in anticipation of future sales growth. European operating income improved over fiscal 1996 due mainly to strong current year profit in the Company's German operation versus a minor prior year profit and current profit from the Company's United Kingdom operation compared to prior year comparable period loss as a result of restructuring those operations.

Interest expense decreased to $122,000 for the fiscal year ended June 30, 1997, compared to $409,000 for the fiscal year ended June 30, 1996. The decrease in interest expense is due to less current year usage of the Company's asset based line of credit.

During the year ended June 30, 1997, the Company experienced a foreign currency transaction loss of $162,000 compared to a loss of $119,000 in the previous year. For the year ended June 30, 1997, foreign exchange rate fluctuations have been less favorable to the Company than in the previous fiscal year. The Company has in the past, reduced its foreign currency exchange exposure by hedging some of that exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to certain European subsidiary liabilities which are payable to the Company's U.S. parent or U.S. subsidiaries. The Company's use of forward contracts has been strictly limited to hedging specific intercompany or third party receivable balances denominated in foreign currency. In accordance with generally accepted accounting principles, the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

The provision for income taxes was $218,000 for the year ended June 30, 1997, compared to $351,000 for the fiscal year ended June 30, 1996. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.


Fiscal 1996 in Comparison with Fiscal 1995

Consolidated net sales for the fiscal year ended June 30, 1996 were $71,987,000 with operating income of $4,000 and net loss of $745,000 or $.20 per share. Consolidated net sales for the fiscal year ended June 30, 1995 were $65,917,000 with an operating loss of $2,188,000 and net loss of $2,483,000 or $.67 per share.

Consolidated net sales increased $6,070,000 or 9% for the fiscal year ended June 30, 1996. North American net sales were up 33% over the fiscal year ended June 30, 1995, due primarily to U.S. music sales success in most of its widely diverse and expanding product offerings covering nearly all genres of music, with specific success in a line of new Club/Dance music releases, as well as a successful direct response television infomercial. North American consumer convenience product sales had also shown an increase over the prior year due mainly to a successful third and fourth quarter promotion of a new microwave cooking product. European sales were down from the prior fiscal year due mainly to the discontinuance of operations in the Spanish entity at the end of fiscal 1995. The North American sales increase more than offset the European sales decrease for fiscal 1996.

Consolidated cost of goods sold were 54% of sales in both 1996 and 1995. North American cost of goods sold, as a percentage of sales, were less than the prior year due mainly to strong sales from a successful new line of higher margin Club/Dance music product, sales of a new, higher margin microwave cooking product, and a successful music television direct response infomercial. Direct response sales typically carry higher gross margins before advertising than retail sales. Those positive margin trends more than offset the negative effect on cost of goods sold caused by some North American consumer convenience product inventory writedowns to net realizable value and a fourth quarter $400,000 charge for a defective product replacement program (undertaken in coordination with the United States Consumer Products Safety Commission). European cost of goods sold as a percentage of net sales were up slightly over the previous year due mainly to prior year sales from the Spanish operation which sold mainly high margin (before advertising), direct response product.

Advertising costs as a percentage of net sales for the fiscal year ended June 30, 1996 were 17% compared to 18% for the fiscal year ended June 30, 1995. North American advertising costs as a percent of net sales were greater than the previous year due mainly to a successful direct response television music infomercial, a successful consumer convenience product direct response promotion (direct response television sales require higher levels of advertising than retail sales), and a Canadian television promotion which supported certain music product releases. European advertising costs as a percentage of net sales were less than the previous year due primarily to the discontinuance of operations by the Spanish entity at the end of fiscal 1995. The Spanish entity sales were mainly direct response television sales which required higher levels of advertising than retail sales. Also contributing to the reduction in European advertising costs as a percentage of net sales was the German operations which had more success in direct response television promotions in the fiscal year ended June 30, 1996 than in the prior year.

Selling, general and administrative expenses for the fiscal year ended June 30, 1996 were $20,798,000 or 29% of net sales compared to $20,192,000 or 31% of net sales in the fiscal year ended June 30, 1995. Selling, general and administrative expenses for the year ended June 30, 1996 were higher than the previous year due to North American overhead additions necessary to support sales growth and planned future sales growth of retail sales in both entertainment and consumer convenience product lines. European selling, general and administrative expenses for the year ended June 30, 1996 were lower due mainly to the discontinuance of operations in the Spanish entity and the restructuring of the German entity at the end of fiscal 1995. Also contributing to the increase in selling, general and administrative expenses from the prior year were increased parent holding company legal and professional expenses associated with the proposed sale of the consumer entertainment businesses which was not completed and was terminated in January 1996.

The Company generated operating income of $4,000 for the year ended June 30, 1996, compared to an operating loss of $2,188,000 for the fiscal year ended June 30, 1995. North American operating income increased from the prior year mainly due to improved overall music sales which were led by successful Club/Dance music product releases. Although the company experienced strong fiscal 1996 sales success for a new, higher margin North American consumer convenience microwave cooking product, this success was more than offset by some North American consumer convenience product inventory carrying cost writedowns to net realizable value and a $400,000 charge related to a consumer convenience defective product replacement program. European operating income improved over fiscal 1995 due mainly to the restructuring of the German operation, which incurred significant losses in the second half of the prior fiscal year, and the discontinuance of operations in the Spanish subsidiary in the fourth quarter of fiscal 1995, which also contributed to losses in the prior year. Consolidated operating income was also impacted in the fiscal year ended June 30, 1996 by increased parent holding company legal and professional expenses associated with the proposed sale of the consumer entertainment businesses, which was terminated in January 1996.

Interest expense was $409,000 for the fiscal year ended June 30, 1996 compared to $220,000 for the fiscal year ended June 30, 1995. The increase in interest expense was due to the Company's usage of the asset based line of credit in the fiscal year ended June 30, 1996.

During the year ended June 30, 1996, the Company experienced a foreign currency transaction loss of $119,000 compared to a gain of $180,000 in the prior year. For the year ended June 30, 1996, foreign exchange rate fluctuations were less favorable to the Company than in the prior fiscal year. The Company had a policy to reduce its foreign currency exchange exposure by hedging its exposure through the use of forward contracts. Most of the Company's foreign currency transaction exposure is due to certain European subsidiary liabilities which are payable to the Company's U.S. parent or U.S. subsidiaries. The Company's use of forward contracts has been strictly limited to hedging specific intercompany or third party receivable balances denominated in foreign currency. In accordance with generally accepted accounting principles, the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

The provision for income taxes was $351,000 for the year ended June 30, 1996 compared to $375,000 for the fiscal year ended June 30, 1995. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.


Liquidity and Capital Resources

During the fiscal year ended June 30, 1997, cash and cash equivalents increased approximately $600,000 to $3,855,000. The overall increase in cash was primarily due to net income for the period, the proceeds from a loan from an affiliate owned and operated by the Chairman of the Board (as discussed below) and decreases in inventory due to a reduction of inventory in the consumer convenience products company. Offsetting some of the cash increase were increases in accounts receivable driven by strong fourth quarter sales (mainly due to the strong sales growth in the new U.S. media buying and infomercial company), increases in prepaid expenses driven mainly by the purchase of video production rights for the Company's new U.S. video division, by purchases of property and equipment (mainly fixed asset increases for information systems in support of old and new businesses) and repayment of the line of credit.

During fiscal year ended June 30, 1997, the Company purchased approximately $381,000 of consumer convenience product from an affiliate controlled by Philip Kives, the Company's Chairman and Chief Executive Officer. The Company had an outstanding payable to the affiliate at June 30, 1997, of $255,000. This same affiliate purchased approximately $229,000 of consumer convenience product from the Company during the fiscal year ended June 30, 1997 and had an outstanding payable to the Company at June 30, 1997, of $83,000. Outstanding balances are settled on a timely basis. No interest was charged on the related outstanding balances during fiscal 1997.

At June 30, 1997, the affiliate controlled by the Chairman of the Board had provided $1,500,000 in short term working capital financing to the Company to fund the Company's U.S. operations. The Company pays interest on the unpaid principal amount of financing at the same rate as the Company pays on its revolving credit agreement, until repayment of the loan, which is due on demand.

The Company's United States subsidiaries, K-tel International (USA), Inc., and Dominion Entertainment, Inc., K-tel Productions, Inc., K-tel Video, Inc., K-tel Direct, Inc., K-tel TV, Inc., and K-tel Consumer Products, Inc. (the "Subsidiaries") had a revolving credit agreement maturing August 31, 1997. The agreement provided for an asset based line of credit not to exceed $1,000,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company has guaranteed all borrowings of the Subsidiaries. Interest on borrowings is accrued and due monthly at a rate of prime plus two percent (10.5% at June 30, 1997). The amount outstanding under these lines of credit was $836,000 at June 30, 1997 and the maximum additional available under the borrowing base limitations at June 30, 1996 was $100,855. During 1997 and 1996, average borrowings under the lines of credit were approximately $167,000 and $3,478,000, and the weighted average interest rate was 10.25% and 10.1%. The maximum amount outstanding under the lines of credit was $836,000 during fiscal 1997 and $4,995,000 during fiscal 1996.

The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of June 30, 1997, the Subsidiaries were in compliance or have obtained waivers for these covenants.

Subsequent to August 31, 1997, the lines of credit were renegotiated to extend the maturity date to December 31, 1997, and increase the borrowing capacity to $2,500,000 in total, subject to availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings are collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company has guaranteed all borrowings of the Subsidiaries. Interest on borrowings is accrued and due monthly at a rate of prime plus two percent.

Management considers its cash needs for fiscal year 1998 to be adequately covered by its operations, borrowings under the lines of credit or by funding from another company controlled by the Chairman and Chief Executive Officer. Although management is not privy to the financial statements of the Chairman's other companies, he has assured the Company that he will fund its operations on an as needed basis consistent with his past practices. There can be no assurance of either extension of the lines of credit or availability of additional funds.

INFORMATION CONTAINED IN THIS ITEM CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "WOULD," "COULD," "INTEND," "PLAN," "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE," OR NEGATIVE VARIATIONS THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. MANY FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS, INCLUDING OVERALL ECONOMIC CONDITIONS, CONSUMER PURCHASING, CUSTOMER ACCEPTANCE OF PRODUCTS, MARKETING AND PROMOTION EFFORTS, FOREIGN CURRENCY VARIATIONS AND CHANGES IN INTEREST RATES.


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

(b) Reports on 8-K

    No reports on Form 8-K were filed during the fourth quarter ended June 30, 1997.

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

10.5           K-tel International (USA), Inc. Security              incorporated  herein by  reference  to Exhibit 10.5 of
               Agreement                                             the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1994

10.6           Dominion Entertainment, Inc. Security Agreement       incorporated  herein by  reference  to Exhibit 10.6 of
                                                                     the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1994

10.7           K-tel International (USA), Inc. Copyright             incorporated  herein by  reference  to Exhibit 10.7 of
               Security Agreement                                    the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1994

10.8           Dominion Entertainment, Inc. Copyright Security       incorporated  herein by  reference  to Exhibit 10.8 of
               Agreement                                             the  Registrant's  Annual  Report on Form 10-K for the
                                                                     year ended June 30, 1994

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

10.17          Amended and Restated Security Agreement of            incorporated  herein by reference to Exhibit  10.17 of
               K-tel International (USA), Inc.                       the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.18          Amended and Restated Security Agreement of            incorporated  herein by reference to Exhibit  10.18 of
               Dominion Entertainment, Inc.                          the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994


Exhibit        Item
-------        ----

10.19          Amended to K-tel International (USA), Inc.            incorporated  herein by reference to Exhibit  10.19 of
               Copyright Security Agreement                          the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

10.20          Amendment to Dominion Entertainment, Inc.             incorporated  herein by reference to Exhibit  10.20 of
               Copyright Security Agreement                          the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

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

10.23          Guaranty of K-tel International (USA), Inc.           incorporated  herein by reference to Exhibit  10.23 of
                                                                     the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994
10.24          Guaranty of Dominion Entertainment, Inc.              incorporated  herein by reference to Exhibit  10.24 of
                                                                     the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1994

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

10.44          Employment Agreement - David Weiner                   incorporated  herein by reference to Exhibit  10.44 of
                                                                     the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1996

10.45          Non-Qualified Stock Option Agreement -                incorporated  herein by reference to Exhibit  10.45 of
               David Weiner                                          the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended December 31, 1997

10.46          Restated Revolving Credit Agreement dated April       incorporated  herein by reference to Exhibit  10.46 of
               10, 1997 - K-tel International (USA), Inc.,           the  Registrant's  Quarterly  Report  on Form 10-Q for
               Dominion Entertainment, Inc. and TCF National         the quarter ended March 31, 1997
               Bank Minnesota

10.47          Non-Qualified Stock Option Agreement -                incorporated  herein by reference to Exhibit  10.47 of
               Philip Kives                                          the  Registrant's  Quarterly  Report  on Form 10-Q for
                                                                     the quarter ended March 31, 1997



Exhibit        Item
-------        ----

10.48          First Amendment  to Amended and Restated              attached to this report as Exhibit 10.48
               Revolving Credit Agreement and to Revolving
               Note - K-tel International (USA), Inc.,
               Dominion Entertainment, Inc. and TCF National
               Bank Minnesota

10.49          Second Amendment to Amended and Restated              attached to this report as Exhibit 10.49
               Revolving Credit Agreement and to Revolving
               Note - K-tel International (USA), Inc.,
               Dominion Entertainment, Inc. and TCF National
               Bank Minnesota

10.50          First Replacement Revolving Note - K-tel              attached to this report as Exhibit 10.50
               International (USA), Inc., Dominion
               Entertainment, Inc. and TCF National Bank
               Minnesota

10.51          First Amendment to Guaranty - K-tel                   attached to this report as Exhibit 10.51
               International, Inc.

10.52          1997 Stock Option Plan                                attached to this report as Exhibit 10.52

11             Statement Regarding Computation of Earnings Per       attached to this report as Exhibit 11
               Share

21             Subsidiaries of the Registrant                        attached to this report as Exhibit 21

23             Consent of Independent Public Accountants             attached to this report as Exhibit 23

27             Financial Data Schedule                               (SEC use)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on October 10, 1997 by the undersigned, there unto duly authorized.

                                       K-TEL INTERNATIONAL, INC.

                                       By /S/ Philip Kives
                                       ---------------------------------------
                                       (Philip Kives - Chairman of the Board
                                        and Chief Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


Signatures                                 Title                                          Date
----------                                 -----                                          ----
/S/ Philip Kives                           Chairman, Chief Executive Officer              October 10, 1997
-----------------------------------------  (Principal Executive Officer) and Director
Philip Kives


/S/ David Weiner                           President, Secretary and Director              October 10, 1997
-----------------------------------------
David Weiner


/S/ Mark Dixon                             Vice President-Finance, Director,              October 10, 1997
-----------------------------------------  Chief Financial Officer and Treasurer
Mark Dixon                                 (Principal Accounting Officer)


/S/ Jeffrey Koblick                        Senior Vice President, Purchasing and          October 10, 1997
-----------------------------------------  Operations and Director
Jeffrey Koblick


/S/ Garry Kieves                           Director                                       October 10, 1997
-----------------------------------------
Garry Kieves


/S/ Louis Scheimer                         Director                                       October 10, 1997
-----------------------------------------
Louis Scheimer


(ITEM 14(A))
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Public Accountants..................................  19

Consolidated Statements of Operations for each of the
three years  ended June 30, 1997..........................................  20

Consolidated Balance Sheets as of June 30, 1997 and 1996..................  21

Consolidated Statements of Shareholders' Investment
for each of the three years ended June 30, 1997...........................  22

Consolidated Statements of Cash Flows for each of the
three years ended June 30, 1997...........................................  23

Notes to Consolidated Financial Statements................................ 24-32

Supplemental Schedule to Consolidated Financial Statements:

    Schedule II - Valuation and Qualifying Accounts for each of the three years ended June 30, 1997.......................................  33

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the consolidated financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K-tel International, Inc.:

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended June 30, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K-tel International, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

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


Minneapolis, Minnesota,
  October 8, 1997

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS - EXCEPT SHARE AND PER SHARE DATA)


                                                1997         1996         1995
                                              --------     --------     --------
NET SALES                                     $ 75,501     $ 71,987     $ 65,917
                                              --------     --------     --------

COSTS AND EXPENSES:
  Cost of goods sold                            41,387       38,665       35,660
  Advertising                                   11,520       12,520       11,601
  Selling, general & administrative             19,012       20,798       20,192
  Restructuring/closedown charges (Note 7)        --           --            652
                                              --------     --------     --------
    Total Costs and Expenses                    71,919       71,983       68,105
                                              --------     --------     --------

OPERATING INCOME (LOSS)                          3,582            4       (2,188)
                                              --------     --------     --------

NON-OPERATING INCOME (EXPENSE):
  Interest income                                  124          130          120
  Interest expense                                (122)        (409)        (220)
  Foreign currency transaction gain (loss)        (162)        (119)         180
                                              --------     --------     --------
    Total Non-operating Income (Expense)          (160)        (398)          80
                                              --------     --------     --------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                               3,422         (394)      (2,108)

PROVISION FOR INCOME TAXES (Note 4)                218          351          375
                                              --------     --------     --------

NET INCOME (LOSS)                             $  3,204     $   (745)    $ (2,483)
                                              ========     ========     ========

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                     $   0.81     $   (.20)    $   (.67)
                                              ========     ========     ========

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING           3,962        3,729        3,711
                                              ========     ========     ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(IN THOUSANDS - EXCEPT SHARE DATA)


ASSETS                                                         1997         1996
---------------------------------------------------------    --------     --------
Current Assets:
  Cash and cash equivalents                                  $  3,855     $  3,255
  Accounts receivable, less allowances of $952 and $1,035      16,667       15,028
  Inventories                                                   4,287        5,808
  Royalty advances                                              1,552        1,188
  Prepaid expenses and other                                    2,073          734
                                                             --------     --------
    Total Current Assets                                       28,434       26,013
                                                             --------     --------

Property and Equipment                                          3,154        2,759
Less-Accumulated Depreciation and Amortization                 (2,172)      (1,966)
                                                             --------     --------
  Property and Equipment, Net                                     982          793
Other Assets                                                    1,076          989
                                                             --------     --------
                                                             $ 30,492     $ 27,795
                                                             ========     ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
---------------------------------------------------------
Current Liabilities:
  Line of credit                                             $    836     $  1,864
  Note payable to affiliate                                     1,500         --
  Accounts payable                                              3,708        4,112
  Accrued royalties                                            11,296       10,866
  Reserve for returns                                           4,930        6,817
  Other current liabilities                                     3,572        2,328
  Income taxes payable                                             70          244
                                                             --------     --------
    Total Current Liabilities                                  25,912       26,231
                                                             --------     --------

Commitments and Contingencies (Note 2 and 6)

Shareholders' Investment:
  Common stock - 7,500,000 shares authorized;
    par value $.01; 3,783,784 and 3,742,072
    issued and outstanding                                         37           37
Additional Paid In Capital                                      7,969        7,870
Accumulated Deficit                                            (2,462)      (5,666)
Cumulative translation adjustment                                (964)        (677)
                                                             --------     --------
  Total Shareholders' Investment                                4,580        1,564
                                                             --------     --------
                                                             $ 30,492     $ 27,795
                                                             ========     ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS)

                                                      Common Stock                                                Cumulative
                                               --------------------------      Contributed       Accumulated      Translation
                                                  Shares         Amount          Capital           Deficit        Adjustment
                                               -----------     ----------     -------------      -----------     ------------
Balance, June 30, 1994                               3,707             37             7,801           (2,438)            (854)

Net loss                                              --             --                --             (2,483)            --
Proceeds from exercise of stock options                  7           --                  15             --               --
Translation adjustment                                --             --                --               --                375
                                               -----------     ----------     -------------      -----------     ------------

Balance, June 30, 1995                               3,714             37             7,816           (4,921)            (479)

Net loss                                              --             --                --               (745)            --
Proceeds from exercise of stock options                 28           --                  54             --               --
Translation adjustment                                --             --                --               --               (198)
                                               -----------     ----------     -------------      -----------     ------------

Balance, June 30, 1996                               3,742     $       37     $       7,870      $    (5,666)    $       (677)

Net income                                            --             --                --              3,204             --
Proceeds from exercise of stock options                 42           --                  99             --               --
Translation adjustment                                --             --                --               --               (287)
                                               -----------     ----------     -------------      -----------     ------------

Balance, June 30, 1997                               3,784     $       37     $       7,969      $    (2,462)    $       (964)
                                               ===========     ==========     =============      ===========     ============

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS)


                                                                      1997        1996         1995
                                                                    -------     --------     --------
Operating Activities:
Net income (loss)                                                   $ 3,204     $   (745)    $ (2,483)

Adjustments to reconcile net income to cash
  used for operating activities:
    Depreciation and amortization                                       630          805          567
    Restructuring/closedown charges                                    --           --            652

Changes in current operating items:
    Restricted cash                                                    --            536        1,612
    Accounts receivable                                              (1,927)      (3,216)        (309)
    Inventories                                                       1,461        1,458       (1,915)
    Royalty advances                                                   (347)         966       (1,250)
    Prepaid expenses                                                 (1,441)       1,395         (835)
    Accounts payable and other liabilities                             (411)       1,110        1,250
    Income tax refund receivable                                         86          437         (101)
    Income taxes payable                                               (176)        (125)         288
                                                                    -------     --------     --------
      Cash provided by (used for) operating activities                1,079        2,621       (2,524)
                                                                    -------     --------     --------

Investing Activities:
    Property and equipment purchases                                   (740)        (240)        (639)
    Proceeds from sale of property and equipment                        141          215          116
    Music catalog additions                                            (200)        (781)        (444)
    Other                                                              (114)         (42)         (22)
                                                                    -------     --------     --------
      Cash used for investing activities                               (913)        (848)        (989)
                                                                    -------     --------     --------

Financing Activities:
    Borrowings on line of credit                                      5,533       33,493       30,265
    Repayments on line of credit                                     (6,561)     (34,145)     (27,749)
    Borrowings(repayment)on note payable to affiliate                 1,500         --         (1,000)
    Proceeds from exercise of stock options                              99           54           15
                                                                    -------     --------     --------
      Cash provided by (used for) financing activities                  571         (598)       1,531
    Effect of Exchange Rate Changes on Cash and Cash Equivalents       (137)         (74)         (35)
                                                                    -------     --------     --------
    Net Increase (Decrease) in Cash and Cash Equivalents                600        1,101       (2,017)
    Cash and Cash Equivalents at Beginning of Year                    3,255        2,154        4,171
                                                                    -------     --------     --------
    Cash and Cash Equivalents at End of Year                        $ 3,855     $  3,255     $  2,154
                                                                    =======     ========     ========

Supplemental Cash Flow Information
    Cash Paid For -
     Interest                                                       $    67     $    220     $    174
                                                                    =======     ========     ========
     Income Taxes                                                   $   268     $    494     $    425
                                                                    =======     ========     ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997, 1996 AND 1995

1.  BUSINESS DESCRIPTION

    K-tel International, Inc. and its subsidiaries (the "Company") is an international marketing and distribution company for packaged consumer entertainment and convenience products and during fiscal 1997, the Company formed a new U.S. media buying and infomercial subsidiary. This company performs media buying services for third parties for a fee and also markets products through infomercials. The Company has operations in North America and Europe. The Company primarily sells its products through retail stores and by direct response marketing.

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

    One United States customer represented 12% and 11% of the Company's consolidated net sales for the years ended June 30, 1996 and 1995, respectively. No customer represented greater than 10% of net sales for the year ended June 30, 1997.

    Cash and Cash Equivalents and Restricted Cash

    Cash and cash equivalents consist principally of cash, certificates of deposits and commercial paper which are highly liquid and have original maturities of less than ninety days. Restricted cash serves as collateral pledged for letters of credit for product purchases. This cash becomes unrestricted simultaneously with the payments on the letters of credit. There was no restricted cash balances at June 30, 1997 and June 30, 1996.

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

    During the fourth quarter of 1996, an agent for various licensors submitted a royalty audit claim of approximately $3.2 million plus interest based on the results of an audit for the period from 1986 to 1994. Management estimates the ultimate payment will be significantly lower than the claim because a preliminary review of the claim has identified errors in the data and the use of multiple and extensive extrapolations based on non-representative samples used to derive the claim amount. A settlement amount has not been determined as of June 30, 1997. A reserve is recorded for management's estimate of the ultimate resolution of this matter. The amount the Company will ultimately pay could differ materially from the amounts currently recorded.

    In 1993, Dominion Entertainment, Inc. and K-tel Entertainment (U.K.), Ltd. filed a lawsuit against a United Kingdom entertainment company regarding infringement on a number of the Company's owned music master copyrights. During December, 1996, the Company settled the lawsuit for $950,000, consisting of a reimbursement of legal costs (which produced an $850,000 net income benefit) to the Company which is recorded as a reduction of selling, general and administrative expenses in the accompanying statement of operations for the period ended June 30, 1997. The Company also entered into a license agreement with the United Kingdom company which included an advance of future royalties of approximately $650,000 which has been recorded as deferred income in the accompanying balance sheet as of June 30, 1997.

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

    Property and Equipment

    Property and equipment are stated at cost less accumulated depreciation and include expenditures which increase the useful lives of existing property and equipment. Maintenance, repairs and minor renewals are charged to operations as incurred. Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets which range from three to nine years.

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

    Recently Issued Accounting Standards

    During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS No. 128 in fiscal 1998 and anticipates it will not have a material impact on previously reported earnings per share.

    During June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", which requires a disclosure of business segments in the financial statements of the Company. The Company expects to adopt SFAS No. 131 in fiscal 1999 and anticipates a change in segment disclosure at the time of adoption.

3.  LINE OF CREDIT

    The Company's United States subsidiaries, K-tel International (USA), Inc., and Dominion Entertainment, Inc., K-tel Productions, Inc., K-tel Video, Inc., K-tel Direct, Inc., K-tel TV, Inc., and K-tel Consumer Products, Inc. (the "Subsidiaries") had a revolving credit agreement maturing August 31, 1997. The agreement provided for an asset based line of credit not to exceed $1,000,000 in total, with availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory. Borrowings were collateralized by the assets of the Subsidiaries, including accounts receivable, inventories, equipment and Dominion Entertainment, Inc.'s owned music master recordings. The Company had guaranteed all borrowings of the Subsidiaries. Interest on borrowings was accrued and due monthly at a rate of prime plus two percent (10.5% at June 30, 1997). The amount outstanding under this line of credit was $835,900 at June 30, 1997 and the maximum additional available under the borrowing base limitations at June 30, 1997 was $100,800. During 1997 and 1996, average borrowing under the line of credit was approximately $167,000 and $3,478,000, and the weighted average interest rate was 10.25% and 10.1%. The maximum amount outstanding under the line of credit was $835,900 during fiscal 1997 and $4,995,000 during fiscal 1996.

    The Subsidiaries are required to maintain minimum levels of tangible net worth and certain other financial ratios. As of June 30, 1997, the Subsidiaries were in compliance with or had obtained waivers for these covenants.

    Subsequent to August 31, 1997, the lines of credit were renegotiated to extend the maturity date to December 31, 1997 and increase the borrowing capacity to $2,500,000 in total, subject to availability based on a monthly borrowing base derived from the Subsidiaries' accounts receivable and inventory.

4.  INCOME TAXES

    The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes is computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

    The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):

                                                                  1997       1996          1995
                                                                 ------      -----       -------
    Income (loss) before provision (benefit) for income taxes:
      United States                                              $1,694      $ 141       $ 1,564
      Foreign                                                     1,728       (535)       (3,672)
                                                                 ------      -----       -------
       Total                                                     $3,422      $(394)      $(2,108)
                                                                 ======      =====       =======

    Provision (benefit) for income taxes:
     Currently payable
      United States                                              $  111      $ 210       $   226
      Foreign                                                       107        141           149
                                                                 ------      -----       -------

       Total currently payable (receivable) and
       total provision (benefit) for income taxes                $  218      $ 351       $   375
                                                                 ======      =====       =======

A reconciliation of the U.S. federal statutory rate to the effective tax rate for the years ended June 30 are as follows:

                                                                  1997        1996        1995
                                                                --------    --------    --------
    Federal statutory rate                                           34%       (34)%       (34)%
     State Taxes, net of federal benefit                              1%         26%          5%
     Change in valuation allowance                                 (29)%         99%         50%
     Effect of different tax rates on foreign earnings              --          (2)%        (3)%
                                                                --------    --------    --------
                                                                      6%         89%         18%
                                                                ========    ========    ========

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Temporary differences, which are all deferred tax assets, are as follows (in thousands):

                                                                     June 30,        June 30,
                                                                       1997            1996
                                                                   -----------     -----------
    Net operating loss carryforwards                               $     1,116     $     7,595
    Alternative minimum tax credits                                        411             465
    Reserve for returns                                                  1,419           2,065
    Depreciation and amortization                                          136              79
    Royalty reserves                                                       964             573
    Inventory reserves                                                     943           1,204
    Nondeductible accruals                                                 647             357
    Allowance for bad debts                                                284             310
    Valuation allowance                                                 (5,920)        (12,648)
                                                                   -----------     -----------
                                                                   $      --       $      --
                                                                   ===========     ===========

A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability is assured.

For U.S. tax reporting purposes, the Company has net operating loss carryforwards ("NOL") of approximately $15,994,000 available through 2001. The tax NOL carryforward may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $465,000 in U.S. federal alternative minimum tax credits which may be utilized in the future to offset any regular corporate income tax liability. NOL's available in foreign countries approximated $3,100,000 as of June 30, 1997.

5.  STOCK OPTIONS

    Stock Incentive Plan

    The Company's 1987 Stock Incentive Plan for officers and other key employees of the Company covers a maximum of 350,000 shares of common stock. Under the terms of this plan, the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock.

    In February 1997, the Company's Board of Directors approved a new stock option plan covering a maximum of 300,000 shares of common stock. There had been no shares granted as of June 30, 1997.

    The Stock Incentive Plan share information is summarized below:

                                          Incentive          Non-qualified
                                        Stock Options        Stock Options
                                        -------------        -------------

    Outstanding June 30, 1994                 137,900               70,125

    Granted                                    15,000                5,000
    Exercised - at prices ranging from
    $1.50 - $2.50 per share                    (1,125)              (5,875)
    Forfeited                                  (2,000)             (16,375)
                                        -------------        -------------
    Outstanding June 30, 1995                 149,775               52,875

    Granted                                      --                   --
    Exercised - at prices ranging from
    $1.50 - $3.00 per share                   (28,275)              (2,125)
    Forfeited                                 (12,750)              (7,625)
                                        -------------        -------------
    Outstanding June 30, 1996                 108,750               43,125

    Granted                                    41,500                 --
    Exercised - at prices ranging from
    $1.50 - $6.75 per share                   (23,587)             (18,125)
    Forfeited                                  (6,025)              (3,000)
                                        -------------        -------------
    Outstanding June 30, 1997                 120,638               22,000
                                        =============        =============

    Options Exercisable                        92,738               22,000

    Exercise Price                      $1.50 - $8.50        $1.50 - $6.75

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

    Restricted Stock Plan share information is summarized below:

      Outstanding June 30, 1994                          152,500

      Granted                                             20,000
      Exercised - at prices ranging from
      $3.75 - $9.25 per share                               --
      Forfeited                                             --
                                                   --------------
      Outstanding June 30, 1995                          172,500

      Granted                                               --
      Exercised - at prices ranging from
      $3.75 - $9.25 per share                               --
      Forfeited                                        (145,000)
                                                   --------------
      Outstanding June 30, 1996                           27,500

      Granted                                            430,000
      Exercised - at prices ranging from                    --
      $3.75 - $9.25 per share
      Forfeited                                         (15,000)
                                                   --------------
      Outstanding June 30, 1997                          442,500
                                                   ==============

      Options Exercisable                                320,000

      Exercise Price                               $3.75 - $9.25

    Pro forma Option Information

    Effective June 30, 1997, the Company adopted SFAS No. 123. "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue to account for its stock option plans under the provisions of APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation costs for these plans been recorded at fair value consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                    1997               1996
                                                  --------           --------
      Net income (in thousands):
        As reported                               $  3,204           $   (745)
        Pro forma                                 $  2,757           $   (745)

      Primary EPS:
        As reported                               $    .81           $   (.20)
        Pro forma                                 $    .70           $   (.20)

      Fully Diluted EPS:
        As reported                               $    .81           $   (.20)
        Pro forma                                 $    .70           $   (.20)


    The weighted average fair values of options granted in fiscal 1997 was $2.20 and no options were granted in fiscal 1996.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

                                                              1997
                                                             -------
                     Risk-free interest rate                  6.3%
                     Expected life                           5 years
                     Expected volatility                     50%-57%
                     Expected dividend yield                  None

    Because the measurement provisions of SFAS No. 123 have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

6.  COMMITMENTS AND CONTINGENCIES

    Litigation and Disputes

    The Company is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of the Company.

    On March 3, 1997, the Company entered into the Purchase and Sale Agreement (the "Sale Agreement") with Platinum Entertainment, Inc. ("Platinum"). Pursuant to the Sale Agreement and subject to certain conditions, including Platinum's receipt of sufficient financing to close the transaction under the Sale Agreement, Platinum agreed to purchase two domestic subsidiaries of the Company which operated its music business outside of Europe for $35 million subject to certain adjustments. On March 3, 1997, the Company and Platinum also entered into an earnest money escrow agreement (the "Escrow Agreement") with a third party bank and Platinum deposited $1.75 million in escrow. The Sale Agreement provided that the $1.75 million escrow deposit is paid to the Company in the event the transaction contemplated by the Sale Agreement is not consummated, subject to certain conditions.

    Under the Sale Agreement, the Company had the right to terminate the Sale Agreement if the sale was not consummated by August 30, 1997. On September 10, 1997, the Company's Board of Directors concluded that it would be in the best interests of the Company to terminate the Sale Agreement and the Company gave notice of termination to Platinum. On September 10, 1997, Platinum also gave the Company notice of termination claiming that the Company was in breach of its representations and covenants under the Sale Agreement. The Company disputes these allegations by Platinum.

    On September 12, 1997, the Company initiated legal action in Minnesota state court seeking an order directing the escrow bank to disburse the funds held under the Escrow Agreement to the Company. On October 2, 1997, the Company amended its complaint to assert additional claims against Platinum, including breaches by Platinum of its confidentiality covenant and employee non-solicitation agreement as well as detrimental reliance damages. Platinum has not yet answered the Company's complaint, but Platinum has removed the action to federal court in Minnesota and initiated a declaratory judgment action in Illinois federal court on October 3, 1997. In the Illinois action, Platinum asserted that it terminated the Sale Agreement due to the Company's breach of representations and covenants and claimed that Platinum is entitled to the escrow funds and damages of $1.75 million from the Company. The Company intends to vigorously pursue recovery of the escrow deposit and contest any claims which Platinum may assert.

    Leases

    The Company has entered into several office and warehouse leases which expire through 2002. Commitments under these leases are $568,000 in 1998, $400,000 in 1999, $258,000 in 2000, $206,000 in 2001 and $163,000 in 2002.
    Rental expense was $938,000 in 1997, $974,000 in 1996 and $855,000 in 1995.

7.  RESTRUCTURING/CLOSEDOWN CHARGES

    In the fourth quarter of fiscal 1995, the Company recorded a restructuring/closedown charge of $652,000 related to the decision, planning and implementation of a formal plan to close down the operations in Spain and restructure the operations in Germany by eliminating short form direct response consumer convenience product marketing and downsizing the current distribution facility to approximately one third of the current size and cost. The resulting smaller German operation is focused on short and long form direct response marketing of music products. The expected future effect of the restructure/closedown was to improve the Company's consolidated operating results by eliminating probable future operating losses in Germany and Spain based on past experiences and expectations of the markets in the near term future. The combined fiscal 1995 Germany and Spain revenues and operating losses before restructuring/closedown charges were $18,992,000 and $2,381,000, respectively.

    The components of the 1995 restructuring/closedown charges were as follow (in thousands):

                                                               1995
                                                          ------------
                Inventory write down costs                   $      79
                Employee termination costs                         264
                Property write downs                                 8
                Cumulative translation adjustment                  251
                Other                                               50
                                                          ------------
                  Total                                      $     652
                                                          ============

    Sixteen employees consisting primarily of sales, administrative, and distribution employees were terminated during fiscal 1995.

    The fiscal 1995 restructuring closedown was completed in fiscal 1996 and the accrued charge at June 30, 1995 approximated the actual costs incurred to complete the restructure/closedown.

8.  OPERATIONS BY GEOGRAPHIC AREA

    The following table sets forth the Company's operations by geographic area as of and for the fiscal years ended June 30 (in thousands):

                                               1997            1996            1995
                                             --------        --------        --------
    Net Sales:

    North America                            $ 48,952        $ 48,953        $ 38,228
    Europe                                     27,715          23,382          29,338
    Transfers between geographic areas         (1,166)           (348)         (1,649)
                                             --------        --------        --------
    Net Sales                                $ 75,501        $ 71,987        $ 65,917
                                             ========        ========        ========

    Operating Income (Loss):

    North America                            $  2,672        $  1,997        $  1,803
    Europe                                      2,343             (38)         (2,673)
    Operating Income before General
      Corporate Expenses, net                   5,015           1,959            (870)

    General Corporate Expenses, net            (1,433)         (1,955)         (1,318)
                                             --------        --------        --------
    Operating Income (Loss)                  $  3,582        $      4        $ (2,188)
                                             ========        ========        ========

    Identifiable Assets:

    North America                            $ 22,781        $ 20,282        $ 18,816
    Europe                                      7,711           7,513           9,821
                                             --------        --------        --------
    Identifiable Assets                      $ 30,492        $ 27,795        $ 28,637
                                             ========        ========        ========


9.  RELATED PARTY TRANSACTIONS

    The Company sold approximately $229,000 in fiscal 1997, $217,000 in fiscal 1996 and $228,000 in fiscal 1995, of consumer convenience product to an affiliate controlled by the Company's Chairman of the Board. There was a balance receivable from the affiliate at June 30, 1997 of $83,000, while there was no receivable balance owed to the Company at June 30, 1996.

    The Company purchased $381,000 in fiscal 1997, $1,050,000 in fiscal 1996 and $354,000 in fiscal 1995 of consumer convenience product from another affiliate controlled by the Company's Chairman of the Board. Management believes purchase prices for these products were at prices comparable to transactions with a third party. However, the payment terms have been open ended as a method of financing the Company's consumer convenience product expansion in Europe and the U.S.. The Company also reimbursed the affiliate for warehousing and shipping services provided in Canada and travel, telephone, and legal fees directly incurred on behalf of the Company. These amounts were $1,000 during 1997, $4,000 during 1996 and $3,000 during 1995. There was a payable balance at June 30, 1997 of $255,000, no balance payable at June 30, 1996 and the amount owed at June 30, 1995, was $175,000.

    At June 30, 1997, the affiliate controlled by the Chairman of the Board had provided $1,500,000 in short term working capital financing to the Company to fund the Company's U.S. operations. The Company pays interest on the unpaid principal amount of financing, at the same rate as the Company pays on its revolving credit agreement, until repayment of the loan which is due on demand.

                                   SCHEDULE II

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the years ended June 30, 1997, 1996 and 1995

                                 (In thousands)

                                             Charged to
                           Balance at        Costs and          Charged to                           Balance at
                          Beginning of     Expenses or Net        Other                                End of
                             Period             Sales            Accounts       Deductions             Period
                          ------------     ---------------    -------------    -------------        -----------
Allowance for
Doubtful
Accounts
------------------
1997                      $     1,035       $       533       $    (29) (1)    $       (587) (2)    $      952
1996                      $       771       $       694       $    (15) (1)    $       (415) (2)    $    1,035
1995                      $       489       $       370       $     18  (1)    $       (106) (2)    $      771

Reserve for
Returns
------------------

1997                      $     6,817       $    10,096       $    (24) (1)    $    (11,959)        $    4,930
1996                      $     6,802       $    10,485       $    (18) (1)    $    (10,452)        $    6,817
1995                      $     6,412       $     9,480       $     42  (1)    $     (9,132)        $    6,802


(1) Exchange rate change

(2) Uncollectible accounts written off, net of recoveries