Form 10-Q
period 1997-09-30
K TEL INTERNATIONAL INC
filed 1997-11-19
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended  September 30, 1997     Commission file number  0-6664
                 ----------------------                         ---------------

                            K-TEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Minnesota                                                        41-0946588
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2605 Fernbrook Lane North, Minneapolis, Minnesota                  55447-4736
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code  (612) 559-6888
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 7, 1997 there were outstanding 3,815,609 shares of common stock, $.01 par value per share, of K-tel International, Inc.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997
                                 (IN THOUSANDS)


                                              September 30,  June 30,
                                                  1997         1997
                                               ----------    --------
                                              (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                      $  2,839    $  3,341
  Accounts receivable, net                         17,950      16,667
  Inventories                                       5,016       4,287
  Royalty and other advances                        2,847       1,552
  Prepaid expenses and other                        2,912       2,587
                                                 --------    --------
     Total Current Assets                          31,564      28,434
                                                 --------    --------

Property and Equipment                              3,239       3,154
Less-Accumulated Depreciation and Amortization     (2,275)     (2,172)
                                                 --------    --------
     Property and Equipment, Net                      964         982
Other Assets                                        1,066       1,076
                                                 --------    --------

                                                 $ 33,594    $ 30,492
                                                 ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                 $     49    $    836
  Note payable to affiliate                         1,500       1,500
  Accounts payable                                  5,456       3,708
  Accrued royalties                                11,200      11,296
  Reserve for returns                               6,237       4,930
  Other current liabilities                         3,194       3,572
  Income taxes payable                                112          70
                                                 --------    --------
     Total Current Liabilities                     27,748      25,912
                                                 --------    --------

  Shareholders' Equity:
  Common stock                                         38          37
  Additional Paid In Capital                        8,015       7,969
  Deficit                                          (1,255)     (2,462)
  Cumulative translation adjustment                  (952)       (964)
                                                 --------    --------
     Total Shareholders' Equity                     5,846       4,580
                                                 --------    --------

                                                 $ 33,594    $ 30,492
                                                 ========    ========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                       Three Months Ended
                                         September 30,
                                        1997        1996
                                      --------    --------
NET SALES                             $ 25,135    $ 15,622
                                      --------    --------

COSTS AND EXPENSES:
  Cost of goods sold                    14,804       7,478
  Advertising                            3,726       2,784
  Selling, general & administrative      5,212       4,391
                                      --------    --------

     Total Costs and Expenses           23,742      14,653
                                      --------    --------

OPERATING INCOME                         1,393         969
                                      --------    --------
OTHER INCOME (EXPENSE):
  Interest income                           16          17
  Interest expense                         (70)        (18)
  Foreign currency transaction loss        (30)        (19)
                                      --------    --------

     Total Other Income (Expense)          (84)        (20)
                                      --------    --------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                       1,309         949

PROVISION FOR INCOME TAXES                (102)        (97)
                                      --------    --------

NET INCOME                            $  1,207    $    852
                                      ========    ========


NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE             $    .30    $    .22
                                      ========    ========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                     4,051       3,804
                                      ========    ========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                         Three Months Ended
                                                            September 30,
                                                           1997       1996
                                                         -------    -------
Cash Flows From Operating Activities:
  Net income                                             $ 1,207    $   852
  Adjustments to reconcile net income to cash provided
     by (used for) operating activities:
     Depreciation and amortization                           187        114
     Changes in current operating items:
      Accounts receivable                                 (1,323)    (1,215)
      Inventories                                           (748)      (571)
      Royalty and other advances                          (1,303)         1
      Prepaid expenses and other                            (329)      (711)
      Current liabilities                                  2,705      2,265
                                                         -------    -------
      Cash provided by (used for) operating activities       396        735
                                                         -------    -------

Cash flows from investing activities:
  Property and equipment purchases                          (106)       (79)
  Proceeds from sale of property and equipment                --         41
  Music catalog additions                                    (13)       (91)
  Other                                                      (49)        (9)
                                                         -------    -------
      Cash used for investing activities                    (168)      (138)
                                                         -------    -------

Cash flows from financing activities:
  Repayments on line of credit                              (787)    (1,821)
  Proceeds from exercise of stock options                     46          2
                                                         -------    -------

      Cash used for financing activities                    (741)    (1,819)

Effect of exchange rates on cash                              11          3
                                                         -------    -------

Net decrease in cash and cash equivalents                   (502)    (1,219)

Cash and cash equivalents at beginning of year             3,341      3,255
                                                         -------    -------

Cash and cash equivalents at period end                  $ 2,839    $ 2,036
                                                         =======    =======

                     K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. n the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

2.       RECENTLY ISSUED ACCOUNTING STANDARD

         During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS No. 128 during the fiscal year ending 1998 and anticipates it will not have a material impact on previously reported earnings per share.

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

3.       COMPUTATION OF NET INCOME PER SHARE

         Net income per share for the three-month periods ended September 30, 1997 and 1996 have been computed based on the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. For the three-month periods ended September 30, 1997 and 1996, weighted average shares outstanding included common stock equivalents of approximately 248,000 shares and 61,000 shares, respectively, related to stock options.

4.       RECLASSIFICATIONS

         Certain June 30, 1997 amounts have been reclassified to conform with the current period presentation.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

         General - K-tel International, Inc., through its subsidiaries, is an international marketing and distribution company of packaged consumer entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than twenty-five years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, including knowledgeable personnel, information systems, distribution capabilities and media buying ability, to launch music, consumer convenience and video products quickly in the North American and European market through both retail and direct response.

         The Company markets and sells pre-recorded music both from the Company's owned music master catalog and under licenses from third party record companies. Sales of albums, cassettes and compact discs are made to rackjobbers, wholesalers and retailers in the U.S. and through subsidiaries and licensees in the U.K. and Europe. Television direct response marketing of pre-recorded music and consumer convenience product is a significant source of revenue for the Company, specifically in Europe. In 1997, the Company formed a U.S. media buying and infomercial-marketing subsidiary, which performs media buying services for third parties and also markets products through infomercials produced by third parties.

A.       RESULTS OF OPERATIONS

         Consolidated net sales for the first quarter ended September 30, 1997, were $25,135,000 with operating income of $1,393,000 and net income of $1,207,000, or $.30 per share. Consolidated net sales for the same period in the prior year were $15,622,000 with operating income of $969,000 and net income of $852,000, or $.22 per share. The following tables set forth, for the periods indicated, results of operations by geographic region as a percentage of net sales.


                                                     Quarter Ended September 30, 1997
                                      ------------------------------------------------------------
                                        North America           Europe                Total
                                      -----------------    -----------------    -----------------
Net Sales                             $17,818       100%   $ 7,317       100%   $25,135       100%

Costs and expenses
  Cost of goods sold                   11,472        64%     3,332        46%    14,804        59%
  Advertising                           2,258        13%     1,468        20%     3,726        15%
  Selling, general & administrative     2,943        17%     1,720        24%     4,663        19%
                                      -------   -------    -------   -------    -------   -------

Operating Income                      $ 1,145         6%   $   797        10%   $ 1,942         7%
                                      =======   =======    =======   =======    =======   =======

                                                 Quarter Ended September 30, 1996
                                      ------------------------------------------------------------
                                        North America           Europe                Total
                                      -----------------    -----------------    -----------------
Net Sales                             $ 9,648       100%   $ 5,974       100%   $15,622       100%

Costs and expenses
  Cost of goods sold                    4,801        50%     2,677        45%     7,478        48%
  Advertising                           1,588        16%     1,196        20%     2,784        18%
  Selling, general & administrative     2,387        25%     1,800        30%     4,187        27%
                                      -------   -------    -------   -------    -------   -------

Operating Income                      $   872         9%   $   301         5%   $ 1,173         7%
                                      =======   =======    =======   =======    =======   =======


         In addition to the operating amounts above for the quarters ended September 30, 1997 and 1996, the parent holding company recorded expenses of $549,000 and $204,000, respectively.

         CONSOLIDATED NET SALES for the three months ended September 30, 1997 increased $9,513,000, or 61%, from the comparable period in 1996. North American sales for the three months ended September 30, 1997 increased $8,170,000, or 85%, from the comparable period in 1996. This increase was mainly due to $5,845,000 in sales derived from the Company's media buying and infomercial company which was not in existence in 1996, and an increase in approximately $2,300,000 of music and consumer product sales from the comparable period in 1996. European sales for the three months ended September 30, 1997 increased $1,343,000, or 23%, from the comparable period in 1996 due mainly to an increase in direct response sales made in Germany.

         CONSOLIDATED COST OF GOODS SOLD AS A PERCENTAGE OF NET SALES for the three months ended September 30, 1997 were 59% as compared to 48% in the comparable period in 1996. Costs of goods sold as a percentage of net sales for North America for the three months ended September 30, 1997 were 64% as compared to 50% in the comparable period in 1996. The increase is mainly due to the higher costs of goods associated with the Company's media buying and infomercial company, which was not in existence in 1996 and whose cost of goods for the period approximated 70% of sales, and a slightly higher cost of goods sold in the U.S. retail music business. European costs of goods sold were 46% as compared to 45% in the comparable period in 1996 due mainly to a slightly lower gross margin on merchandise sold via direct response as compared to the merchandise sold in the prior period.

         CONSOLIDATED ADVERTISING COSTS for the three months ended September 30, 1997 increased $942,000, or 34%, from the comparable period in 1996. North American advertising costs for the three months ended September 30, 1997 increased $670,000, or 42%, from the comparable period in 1996. This increase was mainly due to advertising costs incurred by the Company's media buying and infomercial company that was not in existence in 1996. European advertising costs for the three months ended September 30, 1997 increased $272,000, or 22%, from the comparable period in 1996 due mainly to an increase in advertising made in Germany that resulted in increased direct response sales.

         CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 1997 increased $476,000, or 11%, from the comparable period in 1996. North American selling, general and administrative expenses for the three months ended September 30, 1997 increased $556,000, or 23%, from the comparable period in 1996. This increase was mainly due to overhead costs incurred by the Company's media buying and infomercial company that was not in existence in 1996. European selling, general and administrative expenses for the three months ended September 30, 1997 remained consistent with costs incurred in the comparable period in 1996. Additionally, the parent holding company incurred operating costs of $549,000 compared to such expenses of $204,000 in the comparable period in 1996. The increase of $345,000 was mainly due to legal and professional fees associated with the proposed sale of certain of the Company's music business assets (the sale was terminated in September 1997).

         OPERATING INCOME for the quarter ended September 30, 1997 increased to $1,393,000 from $969,000 from the comparable period in 1996. North American operating income increased $273,000, or 31%, from the comparable period in 1996. The increase was primarily due to gross profit earned on the increased sales of retail music and consumer goods. European operating income increased $496,000, or 164% from the comparable period in 1996. The operating income improvement was due mainly to current year profit in the Company's German operations versus a minor profit in the comparable period in 1996.

         INTEREST EXPENSE for the quarter ended September 30, 1997 increased $52,000 to $70,000 as compared to the same period in 1996. The increase in interest expense was due to the increased usage of the Company's line of credit and the short term financing from the affiliate controlled by the Chairman of the Board (as discussed below).

         During the quarter ended September 30, 1997, the Company experienced a foreign currency transaction loss of $30,000 compared to a loss of $19,000 experienced during the comparable period in the prior year. In the first quarter of fiscal 1997, foreign exchange rate fluctuations have been slightly less favorable to the Company than in the previous year comparable period. Most of the Company's foreign currency transaction exposure is due to its European subsidiaries' liabilities, which are payable to the Company's U.S. parent or U.S. Subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. The majority of the fiscal 1997 first quarter translation losses were the result of these intercompany liabilities. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

         INCOME TAXES for the quarter ended September 30, 1997 was $102,000 compared to a provision of $97,000 in the prior year comparable period. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

         NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE for the quarter ended September 30, 1997 was $.30 per share as compared to $.22 per share for the same period in 1996. Net income per share for the periods ended September 30, 1997 and 1996 included common stock equivalents of approximately 248,000 shares and 61,000 shares, respectively, related to stock options. Operating results and net income per share for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year as a whole.

B.       LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter ended September 30, 1997, the Company experienced positive cash flow from operations of $396,000 despite an investment of approximately $1,300,000 in royalty and other advances for product the majority of which will not be released or distributed until later in fiscal 1998. The Company's overall cash and cash equivalents decreased approximately $502,000 to $3,353,000 from June 30, 1997 due primarily to a net pay down of $787,000 on the Company's bank line of credit, which offset the cash generated from operations.

         The Company currently has a revolving credit agreement with a U.S. bank that provides borrowing up to $2,500,000 based upon on a monthly borrowing base derived from certain of the Company's U.S. Subsidiary's accounts receivable. The loan, which bears interest at the prime rate plus 2% per annum and expires December 31,1997, is secured by assets of the Company's U.S. Subsidiaries, including accounts receivable, inventories, equipment and owned music master recordings, and is guaranteed by the Company. The loan agreement has certain minimum levels of tangible net worth and certain other financial ratios, which as of September 30, 1997 the Subsidiaries were in compliance or have obtained waivers for these covenants. The amount outstanding under this line of credit was $49,000 at September 30, 1997. As of September 30, 1997, an affiliate controlled by the Chairman of the Board had provided $1,500,000 in financing to the Company to fund the Company's U.S. operations. The Company pays interest on this advance, which is due on demand, at the same rate as the Company pays on its revolving credit agreement. The Company is currently in negotiations with a major lender to provide a long-term credit facility that will replace its existing lending facilities at more favorable rates and provide additional borrowing availability to the Company.

         Management considers its cash needs for the current fiscal year to be adequately covered by its operations, available borrowings under the current bank line of credit agreement or from borrowings from the a new financing agreement that the Company expects to complete during the second quarter of fiscal 1998. Additionally, the Company has available to it funding from a company owned by Mr. Philip Kives, the Chairman of the Board of Directors of the Company. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices which have mainly been by way of giving the Company open ended payment terms on product purchased from his affiliate companies.

         During the first quarter of fiscal 1997, the Company purchased approximately $66,000 of consumer convenience product from an affiliate controlled by Mr. Philip Kives, the Company's Chairman of the Board and Chief Executive Officer. The Company owed approximately $265,000 to the affiliate at September 30, 1997. This same affiliate purchased approximately $3,000 of consumer convenience products from the Company during the first quarter ended September 30, 1997 and owed the Company $88,000 at September 30, 1997. No interest will be charged on the related outstanding balances during fiscal 1998.

         Important Factors Relating to Forward Looking Statements. - Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "would," "could," "intend," "plan," "expect," "anticipate," "estimate," or "continue," or negative variations thereof or other variations thereon or comparable terminology. Many factors could cause actual results to differ materially from those in the forward-looking statements, including overall economic conditions, consumer purchasing, customer acceptance of products, marketing and promotion efforts, foreign currency variations and changes in interest rates.

PART II -                   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 3, 1997, the Company entered into the Purchase and Sale Agreement (the "Sale Agreement") with Platinum Entertainment, Inc. ("Platinum"). Pursuant to the Sale Agreement and subject to certain conditions, including Platinum's receipt of sufficient financing to close the transaction under the Sale Agreement, Platinum agreed to purchase two domestic subsidiaries of the Company, which operated its music business outside of Europe for $35 million subject to certain adjustments. On March 3, 1997, the Company and Platinum also entered into an earnest money escrow agreement (the "Escrow Agreement") with a third party bank and Platinum deposited $1.75 million in escrow. The Sale Agreement provided that the $1.75 million escrow deposit is paid to the Company in the event the transaction contemplated by the Sale Agreement is not consummated, subject to certain conditions.

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

         On September 12, 1997, the Company initiated legal action in Minnesota State court seeking an order directing the escrow bank to disburse the funds held under the Escrow Agreement to the Company. On October 2, 1997, the Company amended its complaint to assert additional claims against Platinum, including breaches by Platinum of its confidentiality covenant and employee non-solicitation agreement as well as detrimental reliance damages. Platinum has not yet answered the Company's complaint, but Platinum has removed the action to federal court in Minnesota and initiated a declaratory judgment action in Illinois federal court on October 3, 1997. In the Illinois action, Platinum asserted that it terminated the Sale Agreement due to the Company's breach of representations and covenants and claimed that Platinum is entitled to the escrow funds and damages of $1.75 million from the Company. The Company intends to vigorously pursue recovery of the escrow deposit and contest any claims, which Platinum may assert.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBIT INDEX

     27  Financial Data Schedule (SEC use)

     (b)  REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    K-TEL INTERNATIONAL, INC.
                                    ---------------------------------------
                                    REGISTRANT


                                    /S/ PHILIP KIVES
                                    ---------------------------------------
                                    PHILIP KIVES
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                    /S/ DAVID WEINER
                                    ---------------------------------------
                                    DAVID WEINER
                                    PRESIDENT


                                    /S/ COREY FISCHER
                                    ---------------------------------------
                                    COREY FISCHER
                                    CHIEF FINANCIAL OFFICER
                                    (principal accounting officer)