Form 10-Q
period 1997-12-31
K TEL INTERNATIONAL INC
filed 1998-02-17
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


For Quarter Ended   December 31, 1997       Commission file number    0-6664
                  ---------------------                            -------------

                            K-TEL INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                      41-0946588
-------------------------------------------------        -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

2605 Fernbrook Lane North, Minneapolis, Minnesota               55447-4736
-------------------------------------------------        -----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code         (612) 559-6888
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__     No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

At February 9, 1998 there were outstanding 3,815,609 shares of common stock, $.01 par value per share, of K-tel International, Inc.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1997
                                 (IN THOUSANDS)

                                                         December 31,   June 30,
                                                            1997          1997
                                                          ---------     ---------
                                                         (UNAUDITED)
                                 ASSETS

Current Assets:
  Cash and cash equivalents                               $   4,330     $   3,341
  Accounts receivable                                        16,308        16,667
  Inventories                                                 5,167         4,287
  Royalty and other advances                                  2,944         1,552
  Prepaid expenses and other                                  3,549         2,587
                                                          ---------     ---------
     Total Current Assets                                    32,298     $  28,434
                                                          ---------     ---------

Property and Equipment                                        3,409         3,154
Less Accumulated Depreciation and Amortization               (2,392)       (2,172)
                                                          ---------     ---------
     Property and Equipment, Net                              1,017           982
Other Assets                                                  1,279         1,076
                                                          ---------     ---------

                                                          $  34,594     $  30,492
                                                          =========     =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                          $   2,010     $     836
  Note payable to affiliate                                    --           1,500
  Accounts payable                                            4,641         3,708
  Accrued royalties                                           8,439        11,296
  Reserve for returns                                         5,971         4,930
  Other current liabilities                                   3,499         3,572
  Income taxes payable                                          124            70
                                                          ---------     ---------
     Total Current Liabilities                               24,684        25,912
                                                          ---------     ---------

  Long Term Debt                                              4,000          --

  Shareholders' Equity:
  Common stock                                                   37            37
  Additional Paid In Capital                                  8,026         7,969
  Deficit                                                      (817)       (2,462)
  Unrealized loss on Investment                                (332)         --
  Cumulative translation adjustment                          (1,004)         (964)
                                                          ---------     ---------
     Total Shareholders' Equity                               5,910         4,580
                                                          ---------     ---------

                                                          $  34,594     $  30,492
                                                          =========     =========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                  Three Months Ended             Six Months Ended
                                                     December 31,                  December 31,
                                              -------------------------     -------------------------
                                                 1997           1996           1997           1996
                                              ----------     ----------     ----------     ----------
NET SALES                                     $   23,215     $   17,131     $   48,350     $   32,753
                                              ----------     ----------     ----------     ----------

COSTS AND EXPENSES:
  Cost of goods sold                              12,502          8,431         27,306         15,909
  Advertising                                      4,451          2,934          8,177          5,718
  Selling, general & administrative                5,684          3,969         10,896          8,360
                                              ----------     ----------     ----------     ----------

     Total Costs and Expenses                     22,637         15,334         46,379         29,987
                                              ----------     ----------     ----------     ----------


OPERATING INCOME                                     578          1,797          1,971          2,766
                                              ----------     ----------     ----------     ----------

OTHER INCOME (EXPENSE):
  Interest income                                     10             13             26             30
  Interest expense                                  (105)            (3)          (175)           (21)
  Foreign currency transaction gain (loss)           (14)            70            (44)            51
                                              ----------     ----------     ----------     ----------

     Total Other Income (Expense)                   (109)            80           (193)            60
                                              ----------     ----------     ----------     ----------


INCOME BEFORE PROVISION
  FOR INCOME TAXES                                   469          1,877          1,778          2,826

PROVISION FOR INCOME TAXES                           (31)          (125)          (133)          (222)
                                              ----------     ----------     ----------     ----------

NET INCOME                                    $      438     $    1,752     $    1,645     $    2,604
                                              ==========     ==========     ==========     ==========

INCOME PER SHARE;
  BASIC                                       $      .11     $      .47     $      .43     $      .70
  DILUTED                                     $      .11     $      .45     $      .40     $      .68

SHARES USED IN THE CALCULATION OF
INCOME PER SHARE;
  BASIC                                            3,816          3,749          3,810          3,746
  DILUTED                                          4,000          3,876          4,107          3,842


                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                     1997           1996
                                                                                  ----------     ----------
Cash Flows From Operating Activities:
  Net income                                                                      $    1,645     $    2,604
  Adjustments to reconcile net income to cash provided by (used for) operating activities:
     Depreciation and amortization                                                       393            262
     Changes in current operating items:
      Accounts receivable                                                                267          2,446
      Inventories                                                                       (917)           (50)
      Royalty and other advances                                                      (1,395)            85
      Prepaid expenses and other                                                      (1,299)          (828)
      Current liabilities                                                               (771)           710
                                                                                  ----------     ----------
      Cash provided by (used for) operating activities                                (2,077)         5,229
                                                                                  ----------     ----------

Cash flows from investing activities:
  Property and equipment purchases                                                      (287)          (311)
  Proceeds from sale of property and equipment                                             3             30
  Music catalog additions                                                               (321)          (122)
  Other                                                                                  (33)           (42)
                                                                                  ----------     ----------
      Cash used for investing activities                                                (638)          (445)
                                                                                  ----------     ----------

Cash flows from financing activities:
  Issuance of Long term debt                                                           4,000           --
  Borrowings on line of credit, Foothill Capital                                       7,540           --
  Repayments on line of credit, Foothill Capital                                      (5,530)          --
  Repayments on line of credit                                                          (836)        (1,864)
  Repayments on note payable to affiliate, net                                        (1,500)          --
  Proceeds from exercise of stock options                                                 57             14
                                                                                  ----------     ----------
      Cash provided by (used for) financing activities                                 3,731         (1,850)
                                                                                  ----------     ----------

Effect of exchange rates on cash                                                         (27)            (3)
                                                                                  ----------     ----------

Net increase in cash and cash equivalents                                                989          2,931

Cash and cash equivalents at beginning of year                                         3,341          3,255
                                                                                  ----------     ----------

Cash and cash equivalents at period end                                           $    4,330     $    6,186
                                                                                  ==========     ==========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

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

3.       COMPUTATION OF NET INCOME PER SHARE

         During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." As a result, all previously reported earnings per share have been restated. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the exercise of stock options and their related income tax effect.

         For the three-month periods ended December 31, 1997 and 1996, weighted average shares outstanding included common stock equivalents of approximately 184,000 shares and 127,000 shares, respectively, related to stock options. For the six-month periods ended December 31, 1997 and 1996, weighted average shares outstanding included common stock equivalents of approximately 297,000 shares and 96,000 shares, respectively, related to stock options.

4.       LOAN AND SECURITY AGREEMENT

         On November 19, 1997, certain of the Company`s subsidiaries entered into a new four year $10 million credit facility with a Foothill Capital Corporation. The credit facility consists of a $4 million term loan due November 19, 2001, and a $6 million revolving line of credit facility. Borrowings under the facility bear interest at the prime rate and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness, and restrictions on dividends to the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. The proceeds of the credit facility were used to repay in full, and terminate, the previously existing bank revolving credit agreement and the $1,500,000 note payable to affiliate.

5.       RECLASSIFICATIONS

         Certain June 30, 1997 amounts have been reclassified to conform to the current period presentation.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         General - K-tel International, Inc. is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than twenty-five years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, knowledgeable personnel, information systems, distribution capabilities and media buying ability, to launch music, consumer convenience and video products quickly in the North American and European market through both retail and direct response.

         The Company markets and sells pre-recorded music both from the Company's owned music master catalog and under licenses from third party record companies. Sales of albums, cassettes and compact discs are made to rackjobbers (distributors which stock and manage inventory within certain music and video departments for some retail stores), wholesalers and retailers in the U.S. and through subsidiaries and licensees in the U.K. and Europe. Television direct response marketing of pre-recorded music and consumer convenience product is a significant source of revenue for the Company, specifically in Europe. In 1997, the Company formed an U.S. media buying and infomercial-marketing subsidiary, which performs media buying services for third parties and also markets products through infomercials produced by third parties.

A.       RESULTS OF OPERATIONS

         Consolidated net sales for the six months ended December 31, 1997, were $48,350,000 with operating income of $1,971,000 and net income of $1,645,000, or $.40 per diluted share. Consolidated net sales for the same period in the prior year were $32,753,000 with operating income of $2,766,000 and net income of $2,604,000, or $.68 per diluted share. The following tables set forth, for the periods indicated, results of operations by geographic region as a percentage of net sales. All amounts are in thousands of dollars.

                                                        Six Months Ended December 31, 1997
                                       ----------------------------------------------------------------------
                                           North America               Europe                    Total
                                       --------------------     --------------------     --------------------
Net Sales                              $ 33,360         100%    $ 14,990         100%    $ 48,350         100%

Costs and expenses
  Cost of goods sold                     20,581          62%       6,725          45%      27,306          56%
  Advertising                             5,198          16%       2,979          20%       8,177          17%
  Selling, general & administrative       6,174          18%       3,601          24%       9,775          20%
                                       --------    --------     --------    --------     --------    --------

Operating Income                       $  1,407           4%    $  1,685          11%    $  3,092           7%
                                       ========    ========     ========    ========     ========    ========

                                                        Six Months Ended December 31, 1996
                                       ----------------------------------------------------------------------
                                           North America               Europe                    Total
                                       --------------------     --------------------     --------------------

Net Sales                              $ 18,627         100%    $ 14,126         100%    $ 32,753         100%

Costs and expenses
  Cost of goods sold                      9,381          50%       6,528          46%      15,909          49%
  Advertising                             2,843          15%       2,875          20%       5,718          17%
  Selling, general & administrative       4,033          22%       3,615          26%       7,648          23%
                                       --------    --------     --------    --------     --------    --------

Operating Income                       $  2,370          13%    $  1,108           8%    $  3,478          11%
                                       ========    ========     ========    ========     ========    ========

         In addition to the operating amounts shown above for the six months ended December 31, 1997 and 1996, the parent holding company incurred expenses of $1,121,000 and $712,000, respectively.

         Consolidated net sales for the three months ended December 31, 1997, were $23,215,000 with operating income of $578,000 and net income of $438,000, or $.11 per diluted share. Consolidated net sales for the same period in the prior year were $17,131,000 with operating income of $1,797,000 and net income of $1,752,000 or $.45 per diluted share. The following tables set forth, for the periods indicated results of operations by geographic region as a percentage of net sales. All amounts are in thousands of dollars.

                                                          Quarter Ended December 31, 1997
                                       ----------------------------------------------------------------------
                                           North America               Europe                    Total
                                       --------------------     --------------------     --------------------
Net Sales                              $ 15,542         100%    $  7,673         100%    $ 23,215         100%

Costs and expenses
  Cost of goods sold                      9,109          59%       3,393          44%      12,502          54%
  Advertising                             2,940          19%       1,511          20%       4,451          19%
  Selling, general & administrative       3,231          21%       1,881          24%       5,112          22%
                                       --------    --------     --------    --------     --------    --------

Operating Income                       $    262           1%    $    888          12%    $  1,150           5%
                                       ========    ========     ========    ========     ========    ========

                                                          Quarter Ended December 31, 1996
                                       ----------------------------------------------------------------------
                                           North America               Europe                    Total
                                       --------------------     --------------------     --------------------

Net Sales                              $  8,979         100%    $  8,152         100%    $ 17,131         100%

Costs and expenses
  Cost of goods sold                      4,580          51%       3,851          47%       8,431          49%
  Advertising                             1,255          14%       1,679          21%       2,934          17%
  Selling, general & administrative       1,646          18%       1,815          22%       3,461          20%
                                       --------    --------     --------    --------     --------    --------

Operating Income                       $  1,498          17%    $    807          10%    $  2,305          14%
                                       ========    ========     ========    ========     ========    ========

         In addition to the operating amounts shown above for the quarters ended December 31, 1997 and 1996, the parent holding company incurred expenses of $572,000 and $508,000, respectively.

         CONSOLIDATED NET SALES for the six months ended December 31, 1997 increased $15,597,000, or 48%, from the comparable period in 1996. North American sales for the six months ended December 31, 1997 increased $14,733,000, or 79%, from the comparable period in 1996. This increase was mainly due to $10,964,000 in sales derived from the Company's media buying and infomercial subsidiary which was not in existence in 1996, and an increase in approximately $5,000,000 of music and consumer product sales from the comparable period in 1996. European sales for the six months ended December 31, 1997 increased $864,000, or 6%, from the comparable period in 1996 due mainly to an increase in direct response sales made in Germany.

         For the quarter ended December 31, 1997 consolidated net sales increased $6,084,000, or 36%, from the comparable period in 1996. North American sales for the three months ended December 31, 1997 increased $6,563,000, or 73%, from the comparable period in 1996. This increase was mainly due to $5,119,000 in sales derived from the Company's media buying and infomercial subsidiary which was not in existence in 1996, and an increase in approximately $1,700,000 of music and consumer product sales from the comparable period in 1996. European sales for the three months ended December 31, 1997 decreased $479,000, or 6%, from the comparable period in 1996 due mainly to a decrease in sales from the Company's Finland music operation.

         CONSOLIDATED COST OF GOODS SOLD AS A PERCENTAGE OF NET SALES for the six months ended December 31, 1997 were 56% as compared to 49% in the comparable period in 1996. Costs of goods sold as a percentage of net sales for North America for the six months ended December 31, 1997 were 62% as compared to 50% in the comparable period in 1996. The increase is mainly due to the higher costs of goods associated with the Company's media buying and infomercial subsidiary, which was not in existence in 1996, and whose cost of goods for the period approximated 63% of sales. Additionally, the Company experienced a slightly higher cost of goods sold in its U.S. retail music business. European costs of goods sold were 45% as compared to 46% in the comparable period in 1996 as the Company was able to slightly improve its gross margin on merchandise sold via direct response as compared to the merchandise sold in the prior period.

         For the quarter ended December 31, 1997 cost of goods sold were 54% as compared to 49% in the comparable period in 1996. Cost of goods sold as a percentage of net sales for North America for the three months ended December 31, 1997 were 59% as compared to 51% in the comparable period in 1996. This increase in the cost of sales percentage was due to the higher cost of goods sold in the Company's U.S. retail music business, as well as a high amount of returns on certain of the Company's consumer product sales. European costs of goods sold were 44% as compared to 47% in the comparable period in 1996 as the Company was able to improve its gross margin on merchandise sold via direct response as compared to the merchandise sold in the prior period.

         CONSOLIDATED ADVERTISING COSTS for the six months ended December 31, 1997 increased $2,459,000, or 43%, from the comparable period in 1996. North American advertising costs for the six months ended December 31, 1997 increased $2,355,000, or 83%, from the comparable period in 1996. This increase was mainly due to advertising costs incurred by the Company's media buying and infomercial subsidiary that was not in existence in 1996. European advertising costs for the six months ended December 31, 1997 remained fairly consistent with the comparable period in 1996.

         For the quarter ended December 31, 1997 advertising costs increased $1,517,000, or 52%, from the comparable period in 1996. North American advertising costs for the three months ended December 31, 1997 increased $1,685,000, or 134% from the comparable period in 1996. This increase was mainly due to advertising costs incurred by the Company's media buying and infomercial subsidiary that was not in existence in 1996. European advertising costs for the three months ended December 31, 1997 remained fairly consistent with the comparable period in 1996.

         CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the six months ended December 31, 1997 increased $2,127,000, or 28%, from the comparable period in 1996. North American selling, general and administrative expenses for the six months ended December 31, 1997 increased $2,141,000, or 53%, from the comparable period in 1996. The difference primarily relates to a reduction of 1996 general and administrative costs of $850,000 that resulted from the recovery of certain legal and other costs related to a dispute with a company over certain music licensing rights. Excluding the settlement amount, general and administration expenses for the six-month period ended December 31, 1997 as compared to same period in 1996 increased by $1,291,000, or 26%. This remaining increase was mainly due to overhead costs incurred by the Company's media buying and infomercial subsidiary that was not in existence in 1996. European selling, general and administrative expenses for the six months ended December 31, 1997 remained consistent with costs incurred in the comparable period in 1996. Additionally, the parent holding company incurred operating costs of $1,121,000 compared to such expenses of $712,000 in the comparable period in 1996. The increase of $409,000 was mainly due to legal and professional fees associated with the proposed sale of certain of the Company's music business assets (the sale was terminated in September
         1997).

         For the quarter ended December 31, 1997 selling, general and administrative expenses increased $1,651,000, or 48%, from the comparable period in 1996. North American selling, general and administrative expenses for the three months ended December 31, 1997 increased $1,585,000, or 96%, from the comparable period in 1996. The difference primarily relates to a reduction of 1996 general and administrative costs of $850,000 that resulted from the recovery of certain legal and other costs related to a dispute with a company over certain music licensing rights. Excluding the settlement amount, general and administration expenses for the three-month period ending December 31, 1997 as compared to same period in 1996 increased by $735,000, or 30%. This increase was mainly due to overhead costs incurred by the Company's media buying and infomercial subsidiary that was not in existence in 1996. European selling, general and administrative expenses for the three months ended December 31, 1997 remained consistent with costs incurred in the comparable period in 1996. Additionally the parent holding company incurred operating costs of $572,000 compared to $508,000 in the comparable period in 1996.

         OPERATING INCOME for the six months ended December 31, 1997 decreased $795,000 to $1,971,000 from $2,766,000 from the comparable period in 1996. North American operating income decreased $963,000, or 41%, from the comparable period in 1996. The decrease was primarily due to $850,000 recognized in the second quarter of 1996 from the recovery of certain legal and other costs related to a dispute with a company over certain music licensing rights. European operating income increased $577,000, or 52% from the comparable period in 1996. The operating income improvement was due mainly to current year profitability in the Company's German direct response operations.

         For the quarter ended December 31, 1997 operating income decreased to $578,000 from $1,797,000 from the comparable period in 1996. North American operating income decreased $1,236,000, or 83%, from the comparable period in 1996. The decrease was primarily due to; $850,000 recognized in the second quarter of 1996 from the recovery of certain legal and other costs related to a dispute with a company over certain music licensing rights and; approximately $400,000 from losses in the Company's consumer products and direct response subsidiaries during the current period. European operating income increased $81,000, or 10%, from the comparable period in 1996 due to increased profit from the Company's German direct response operations.

         INTEREST EXPENSE for the six months ended December 31, 1997, increased $154,000 to $175,000 as compared to the same period in 1996. For the three months ended December 31, 1997, interest expense increased $102,000 to $105,000 as compared to the prior year period. The increase in interest expense corresponds with the increased borrowings made by the Company during these periods under its existing credit facilities. During the six months ended December 31, 1997, the Company experienced a foreign currency transaction loss of $44,000 compared to a gain of $51,000 experienced during the comparable period in the prior year. For the three months ended December 31, 1997, the Company experienced a foreign currency loss of $14,000 compared to a gain of $70,000 in the prior year. In the three and six month periods ended December 31, 1997, foreign exchange rate fluctuations were less favorable to the Company than in the previous year comparable periods. Most of the Company's foreign currency transaction exposure is due to its European subsidiaries' liabilities, which are payable to the Company's U.S. parent or U.S. Subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. The majority of the translation losses for the six-month and three-month periods ended December 31, 1997 were the result of these intercompany liabilities. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

         INCOME TAXES for the six months ended December 31, 1997 were $133,000 compared to a provision of $222,000 in the prior year comparable period. For the three months ended December 31, 1997 the provision for income tax was $31,000 compared to $125,000 in the prior year period. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

         Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the full year.

B.       LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended December 31, 1997, the Company experienced negative cash flow from operations of $2,077,000. This was mainly due to investments of approximately $1,400,000 in royalties and other advances for music product, and $1,300,000 for the purchase and deferment of certain media and advertising costs, the benefit of which are expected to be realized later in fiscal 1998. The Company's overall cash and cash equivalents increased by $989,000 that resulted mostly from increased borrowings under its credit facilities.

         Until November 20, 1997, the Company had a revolving credit agreement with a U.S. bank that provided borrowing up to $2,500,000 based upon a monthly borrowing base derived from certain of the Company's U.S. Subsidiary's accounts receivable. The loan was secured by assets of the Company's U.S.

         Subsidiaries, including accounts receivable, inventories, equipment and owned music master recordings and was guaranteed by the Company

         On November 19, 1997, certain of the Company's subsidiaries entered into a new four year $10 million credit facility with Foothill Capital Corporation. The credit facility consists of a $4 million term loan due November 19, 2001, and a $6 million revolving line of credit. Borrowing under the facility bear interest at the prime rate and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness, and restrictions on dividends to the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the company's obligations under its guaranty. On November 20, 1997, $7,716,692 was borrowed under the credit facility and a portion of the proceeds were used to repay in full the bank revolving credit agreement discussed in the preceding paragraph and such agreement was terminated. The amount outstanding under this credit facility was $2,010,000 at December 31, 1997.

         As of November 20, 1997, an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer, had provided $1,500,000 in financing to the Company to fund the Company's U.S. operations. The Company pays interest on this advance, which is due on demand, at the same rate as the company pays on its bank revolving credit agreement. The debt was repaid in full on November 20, 1997 from a portion of the borrowings under the new credit facility discussed above.

         Management considers its cash needs for the current fiscal year to be adequately covered by its operations and available borrowings under the new financing arrangement. Additionally, the Company has available to it funding from a company owned by Mr. Philip Kives, the Company's Chairman of the Board and Chief Executive Officer. Although management is not privy to the financial statements of the Chairman's other companies, he has assured K-tel International, Inc. that he will fund its operations on an as needed basis consistent with his past practices which have mainly been by way of giving the Company open ended payment terms on product purchased for his affiliate companies.

         During the first six months of fiscal 1998, the Company purchased approximately $295,000 of consumer convenience product from an affiliate controlled by Mr. Philip Kives, the Company's Chairman of the Board and Chief Executive Officer. The Company owed approximately $131,000 to the affiliate at December 31, 1997. This same affiliate purchased approximately $31,000 of consumer convenience products from the Company during the six months ended December 31, 1997 and owed the Company $87,000 at December 31, 1997. No interest will be charged on the related outstanding balances during fiscal 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBIT INDEX

 10.53   Loan and Security Agreement - Foothill Capital Corporation

    27   Financial Data Schedule (SEC use)

   (b)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       K-TEL INTERNATIONAL, INC.
                                       REGISTRANT



                                       /S/ PHILIP KIVES
                                       ----------------------------------------
                                       PHILIP KIVES
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                                       /S/ DAVID WEINER
                                       ----------------------------------------
                                       DAVID WEINER
                                       PRESIDENT



                                       /S/ COREY FISCHER
                                       ----------------------------------------
                                       COREY FISCHER
                                       CHIEF FINANCIAL OFFICER
                                       (principal accounting officer)