Form 10-Q
period 1998-03-31
K TEL INTERNATIONAL INC
filed 1998-05-08
CIK 54193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission File Number: 0-6664

                            K-TEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                     41-0946588
(State or other jurisdiction of                        (I.RS. Employer
 incorporation or organization)                       Identification No.)

2605 FERNBROOK LANE NORTH, MINNEAPOLIS, MINNESOTA     55447-4736
 (Address of principal executive offices)             (Zip Code)

                                 (612) 559-6888
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practical date. As of March 31, 1998, there were 3,819,934 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

PART I.    Financial Information:                                                       Page

           Item 1.    Consolidated Balance Sheets as of March 31, 1998 and
                       And June 30, 1997                                                   1

                      Consolidated Statements of Operations for the three and nine
                       Month periods ended March 31, 1998                                  2

                      Consolidated Statements of Cash Flows for the nine month
                       Period Ended March 31, 1998                                         3

                      Notes to Consolidated Financial Statements                           4

           Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                 5


PART II.   Other Information:

           Item 6.    Exhibits and Reports on Form 8-K                                    10


                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND JUNE 30, 1997
                                 (IN THOUSANDS)

                                                     March 31,        June 30,
                                                       1998             1997
                                                    ----------       ----------
                                                    (UNAUDITED)
                        ASSETS

Current Assets:
  Cash and cash equivalents                         $    2,732       $    3,341
  Accounts receivable, net                              12,952           16,667
  Inventories                                            5,721            4,287
  Royalty and other advances                             2,231            1,552
  Prepaid expenses and other                             5,525            2,587
                                                    ----------       ----------
     Total Current Assets                           $   29,161       $   28,434
                                                    ----------       ----------

Property and Equipment                                   3,561            3,154
Less Accumulated Depreciation and Amortization          (2,514)          (2,172)
                                                    ----------       ----------
     Property and Equipment, Net                         1,047              982
Other Assets                                             3,704            1,076
                                                    ----------       ----------

                                                    $   33,912       $   30,492
                                                    ==========       ==========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                    $    2,655       $      836
  Note payable to affiliate                               --              1,500
  Accounts payable                                       4,730            3,708
  Accrued royalties                                      8,689           11,296
  Reserve for returns                                    4,251            4,930
  Other current liabilities                              4,604            3,572
  Income taxes payable                                      34               70
                                                    ----------       ----------
     Total Current Liabilities                          24,963           25,912
                                                    ----------       ----------

Long Term Debt                                           4,000             --

Shareholders' Equity:
  Preferred Stock                                         --               --
  Common stock                                              37               37
  Additional Paid In Capital                             8,041            7,969
  Deficit                                               (1,769)          (2,462)
  Unrealized loss on Investment                           (295)            --
  Cumulative translation adjustment                     (1,065)            (964)
                                                    ----------       ----------
     Total Shareholders' Equity                          4,949            4,580
                                                    ----------       ----------

                                                    $   33,912       $   30,492
                                                    ==========       ==========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                    Three Months Ended                 Nine Months Ended
                                                         March 31,                         March 31,
                                                ---------------------------       ---------------------------
                                                   1998             1997             1998              1997
                                                ----------       ----------       ----------       ----------
NET SALES                                       $   16,427       $   18,477       $   64,777       $   51,230
                                                ----------       ----------       ----------       ----------

COSTS AND EXPENSES:
  Cost of goods sold                                 8,635            9,612           35,941           25,520
  Advertising                                        3,646            2,816           11,823            8,534
  Selling, general & administrative                  5,221            5,411           16,117           13,772
                                                ----------       ----------       ----------       ----------

     Total Costs and Expenses                       17,502           17,839           63,881           47,826
                                                ----------       ----------       ----------       ----------


OPERATING INCOME (LOSS)                         $   (1,075)      $      638       $      896       $    3,404
                                                ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):
  Interest income                                       15               35               41               65
  Interest expense                                    (130)              (5)            (305)             (26)
  Foreign currency transaction gain (loss)              17             (176)             (27)            (125)
                                                ----------       ----------       ----------       ----------

     Total Other Income (Expense)                      (98)            (146)            (291)             (86)
                                                ----------       ----------       ----------       ----------


INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                          (1,173)             492              605            3,318

(PROVISION) BENEFIT FOR INCOME TAXES                   221               18               88             (204)
                                                ----------       ----------       ----------       ----------

NET INCOME  (LOSS)                              $     (952)      $      510       $      693       $    3,114
                                                ==========       ==========       ==========       ==========

INCOME (LOSS) PER SHARE;
  BASIC                                         $     (.12)      $      .07       $      .09       $      .42
  DILUTED                                       $     (.12)      $      .06       $      .09       $      .40

SHARES USED IN THE CALCULATION OF
INCOME (LOSS) PER SHARE;
  BASIC                                              7,632            7,526            7,625            7,503
  DILUTED                                            7,632            8,154            8,138            7,811


                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                             1998             1997
                                                                          ----------       ----------
Cash Flows From Operating Activities:
  Net income                                                              $      693       $    3,114
  Adjustments to reconcile net income to cash provided by (used for)
     Operating activities:
     Depreciation and amortization                                               621              465
     Changes in current operating items:
      Accounts receivable                                                      3,868              496
      Inventories                                                             (1,303)             (10)
      Royalty and other advances                                                (679)            (160)
      Prepaid expenses and other                                              (3,195)            (725)
      Current liabilities                                                     (4,167)            (193)
                                                                          ----------       ----------
       Cash provided by (used for) operating activities                       (4,162)           2,987
                                                                          ----------       ----------

Cash flows from investing activities:
  Property and equipment purchases                                              (371)            (540)
  Proceeds from sale of property and equipment                                     3               30
  Music catalog additions                                                       (559)            (188)
  Other                                                                          547             (104)
  Acquisition of Regal (Note 6)                                                 (350)            --
                                                                          ----------       ----------
   Cash used for investing activities                                           (730)            (802)
                                                                          ----------       ----------

Cash flows from financing activities:
  Issuance of Long Term Debt                                                   4,000             --
  Borrowings on line of credit, Foothill Capital                              16,104             --
  Repayments on line of credit, Foothill Capital                             (13,449)            --
  Repayments on line of credit                                                  (836)          (1,864)
  Proceeds (repayments) on note payable to affiliate, net                     (1,500)           1,000
  Proceeds from exercise of stock options                                         73               78
                                                                          ----------       ----------
    Cash provided by (used for) financing activities                           4,392             (786)
                                                                          ----------       ----------

Effect of exchange rates on cash                                                (109)            (119)
                                                                          ----------       ----------

Net increase (loss) in cash and cash equivalents                                (609)           1,280

Cash and cash equivalents at beginning of year                                 3,341            3,255
                                                                          ----------       ----------

Cash and cash equivalents at period end                                   $    2,732       $    4,535
                                                                          ==========       ==========


Supplemental Schedule of Non-cash Activities:
Debt assumed in conjunction with acquisition                              $    2,900       $     --
                                                                          ==========       ==========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          BASIS OF PRESENTATION

            The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.


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

            During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. The Company will adopt SFAS 130 in Fiscal 1999 and is currently analyzing the impact it will have on the disclosures in its financial statements.


3.          COMPUTATION OF NET INCOME (LOSS) PER SHARE

            During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." As a result, all previously reported earnings (loss) per share have been restated. Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings
            (loss) per share have been computed assuming the exercise of stock options and their related income tax effect. For all periods presented, common stock equivalents that were anti-dilutive were excluded from the per share calculation.

            For the three-month periods ended March 31, 1997, weighted average shares outstanding included common stock equivalents of approximately 628,000 shares related to stock options. For the nine-month periods ended March 31, 1998, and 1997, weighted average shares outstanding included common stock equivalents of approximately 513,000 shares and 308,000 shares, respectively, related to stock options.

            On April 21, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend payable to shareholders of record on May 1, 1998. All disclosures and applicable per share data have been retroactively restated to reflect this split.


4.          LOAN AND SECURITY AGREEMENT

            On November 19, 1997, certain of the Company's subsidiaries entered into a four-year $10 million credit facility with a lending institution. The credit facility consists of a $4 million term loan due November 19, 2001, and a $6 million revolving line of credit facility. Borrowings under the facility bear interest at the prime rate and are secured by the assets of certain of the Company's U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness, and restrictions on dividends to the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. The proceeds of the credit facility were used to repay in full, and terminate, the previously existing bank revolving credit agreement and the $1,500,000 note payable to affiliate. As of March 31, 1998, the amount outstanding under the line of credit was $2,655,000, and the Company was either in compliance of, or had obtained waiver thereof, of all covenants, limitations and restrictions.


5.          CAPTITAL STOCK

            On May 1, 1998, in connection with the two-for-one stock split, the Company amended its articles of incorporation to increase the number of authorized shares of Common Stock to 15,000,000 shares.


6.          ACQUSITION OF CERTAIN ASSETS OF REGAL SHOP INTERNATIONAL LTD.

            On March 4, 1998, the Company acquired certain media and other assets of United Kingdom based Regal Shop International Ltd., for purchase consideration of $350,000 cash and the assumption of $2,900,000 of debt. The Company may also be liable for additional purchase consideration of up to $300,000 based upon defined cash flow of the assets. The Company has accounted for the acquisition as a purchase, and the purchase price in excess of the fair value of the net assets acquired has been allocated to goodwill.


7.          RECLASSIFICATIONS

            Certain June 30, 1997 amounts in the financial statements have been reclassified to conform to the current period presentation. The reclassifications had no effect on the Company's shareholders' equity or results of operations.

ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            GENERAL - K-tel International, Inc. is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than thirty-five years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to launch music, video, and consumer products quickly in the North American and European markets through traditional retail and direct-response marketing channels. On May 1, 1998, the Company launched its new Internet service, "K-tel Express" (www.ktel.com), featuring a wide spectrum of music products for purchase by the public around the globe. Scheduled to be open for commerce 24 hours a day, 365 days a year, "K-tel Express" features more than 250,000 music titles at value prices through this on-line shopping service.

            The Company markets and sells pre-recorded music both from the Company's owned music master catalog and under licenses from third party record companies. Sales of albums, cassettes and compact discs are made to rackjobbers (distributors which stock and manage inventory within certain music and video departments for certain retail stores), wholesalers and retailers in the U.S. and through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. Television direct-response marketing of pre-recorded music and consumer convenience product is a significant source of revenue for the Company, specifically in Europe.

            In 1997, the Company formed an U.S. media- buying and infomercial-marketing subsidiary, which performed media buying services for third parties and also marketed products through infomercials produced by third parties. As of March 31, 1988, due to accumulated losses to date of $1,300,000 the Company has curtailed most of these media buying operations and will now focus on its existing primary businesses - music distribution and direct response marketing, and its newly launched Internet retailing business.

A.          RESULTS OF OPERATIONS

            Consolidated net sales for the nine months ended March 31, 1998, were $64,777,000 with operating income of $896,000 and net income of $693,000, or $.09 per diluted share. Consolidated net sales for the same period in the prior year were $51,230,000 with operating income of $3,404,000 and net income of $3,114,000, or $.40 per diluted share. The following tables set forth, for the periods indicated, results of operations by geographic region as a percentage of net sales. All amounts are in thousands of dollars.

                                                          Nine Months Ended March 31, 1998
                                       ----------------------------------------------------------------------
                                           North America               Europe                    Total
                                       --------------------     --------------------     --------------------
Net Sales                              $ 44,279         100%    $ 20,498         100%    $ 64,777         100%

Costs and expenses
  Cost of goods sold                     26,612          60%       9,329          46%      35,941          55%
  Advertising                             7,736          17%       4,087          20%      11,823          18%
  Selling, general & administrative       9,205          21%       5,393          26%      14,598          23%
                                       --------    --------     --------    --------     --------    --------

Operating Income                       $    727           2%    $  1,689           8%    $  2,415           4%
                                       ========    ========     ========    ========     ========    ========


                                                          Nine Months Ended March 31, 1997
                                       ----------------------------------------------------------------------
                                           North America               Europe                    Total
                                       --------------------     --------------------     --------------------

Net Sales                              $ 30,484         100%    $ 20,746         100%    $ 51,230         100%

Costs and expenses
  Cost of goods sold                     16,177          53%       9,343          45%      25,520          50%
  Advertising                             4,270          14%       4,264          21%       8,534          17%
  Selling, general & administrative       7,194          24%       5,402          26%      12,596          24%
                                       --------    --------     --------    --------     --------    --------

Operating Income                       $  2,843           9%    $  1,737           8%    $  4,580           9%
                                       ========    ========     ========    ========     ========    ========

            In addition to the operating amounts shown above for the nine months ended March 31, 1998 and 1997, the parent holding company incurred expenses of $1,519,000 and $1,176,000, respectively.

            Consolidated net sales for the three months ended March 31, 1998, were $16,427,000 with an operating loss of $1,075,000 and a net loss of $952,000, or $.12 per share. Consolidated net sales for the same period in the prior year were $18,477,000 with operating income of $638,000 and net income of $510,000 or $.06 per diluted share. The following tables set forth, for the periods indicated results of operations by geographic region as a percentage of net sales.
            All amounts are in thousands of dollars.

                                                             Quarter Ended March 31, 1998
                                       -------------------------------------------------------------------------
                                           North America                  Europe                    Total
                                       ---------------------      --------------------     ---------------------

Net Sales                              $ 10,919          100%     $  5,508         100%    $ 16,427          100%

Costs and expenses
  Cost of goods sold                      6,031           55%        2,604          47%       8,635           53%
  Advertising                             2,538           23%        1,108          20%       3,646           22%
  Selling, general & administration       3,031           28%        1,792          33%       4,823           29%
                                       --------     --------      --------    --------     --------     --------

Operating Income(Loss)                 $   (681)          (6)%    $      4           0%    $   (677)          (4)%
                                       ========     ========      ========    ========     ========     ========


                                                             Quarter Ended March 31, 1997
                                       -------------------------------------------------------------------------
                                           North America                  Europe                    Total
                                       ---------------------      --------------------     ---------------------

Net Sales                              $ 11,857          100%     $  6,620         100%    $ 18,477          100%

Costs and expenses
  Cost of goods sold                      6,796           57%        2,816          43%       9,612           52%
  Advertising                             1,427           12%        1,389          21%       2,816           15%
  Selling, general & administration       3,160           27%        1,787          27%       4,947           27%
                                       --------     --------      --------    --------     --------     --------

Operating Income                       $    474            4%     $    628           9%    $  1,102            6%
                                       ========     ========      ========    ========     ========     ========


            In addition to the operating amounts shown above for the quarters ended March 31, 1998 and 1997, the parent holding company incurred expenses of $398,000 and $464,000, respectively.

            CONSOLIDATED NET SALES for the nine months ended March 31, 1998 increased $13,547,000, or 26%, from the comparable period in 1997. North American sales for the nine months ended March 31, 1998 increased $13,795,000, or 45%, from the comparable period in 1997. This increase was mainly due to a $13,000,000 increase in sales derived from the Company's media buying and infomercial subsidiary which was not in existence for most of the comparable period in 1997, and an increase in approximately $800,000 of music and consumer product sales from the comparable period in 1997.

            For the quarter ended March 31, 1998 consolidated net sales decreased $2,050,000, or 11%, from the comparable period in 1997. North American sales for the three months ended March 31, 1998 decreased $938,000, or 8%, from the comparable period in 1997. This decrease was mainly due to a $3,000,000 decrease of music and consumer product sales from the comparable period in 1997. This decrease was offset by an increase of approximately $2,100,000 of sales from the Company's media buying and infomercial subsidiary from the comparable period in 1997. European sales for the three months ended March 31, 1998 decreased $1,112,000, or 17%, from the comparable period in 1997. This decrease was due to the Company's German operation where foreign currency translation adjustments caused a variance of approximately $550,000 in sales from 1997. The remainder of the difference relates to an overall decrease in sales in 1998 as compared to 1997, which in part was caused by the existence of $535,000 of sales on backorder as of March 31, 1998 that the Company was not able to ship. The backorders related to a new product that was launched in March 1998 for which inventory ordered had not yet arrived in Germany for shipment. These sales will be reflected as fourth quarter sales.

            CONSOLIDATED COST OF GOODS SOLD AS A PERCENTAGE OF NET SALES for the nine months ended March 31, 1998 were 55% as compared to 50% in the comparable period in 1997. Costs of goods sold as a percentage of net sales for North America for the nine months ended March 31, 1998 were 60% as compared to 53% in the comparable period in 1997. The increase is mainly due to the higher costs of goods associated with the Company's media buying and infomercial subsidiary, which approximated 61%, which was not in existence for most of the comparable period of fiscal 1997. Additionally, the Company experienced a slightly higher cost of goods sold in its U.S. retail music and consumer product business which was caused by a high level of returns of consumer products, the majority of which are no longer being distributed by the Company. European costs of goods sold were 46% as compared to 45% in the comparable period in 1997 as the gross margins were slightly lower on merchandise sold via direct response as compared to the merchandise sold in the prior period.

            For the quarter ended March 31, 1998, cost of goods sold were 53% as compared to 52% in the comparable period in 1997. Cost of goods sold as a percentage of net sales for North America for the three months ended March 31, 1998, were 55% as compared to 57% in the comparable period in 1997. The decrease was due to the lower cost of music product sold in 1998 as compared to the music product cost sold in the comparable period in 1997. The lower gross margin experienced by the Company's third-party media-buying operation year to date did not significantly effect this quarter due to the lower level of sales activity. European costs of goods sold were 47% as compared to 43% in the comparable period in 1997, as the costs of the products and merchandise sold via direct response in 1998 were slightly lower as compared to the merchandise sold in the comparable period in 1997.

            CONSOLIDATED ADVERTISING COSTS for the nine months ended March 31, 1998, increased $3,289,000, or 39%, from the comparable period in 1997. North American advertising costs for the nine months ended March 31, 1998, increased $3,466,000, or 81%, from the comparable period in 1997. This increase was mainly due to a $4,500,000 increase in the advertising and media costs incurred by the Company's media-buying and infomercial subsidiary that was not in existence for most of the comparable period of 1997. This increase was offset by a decrease of $1,100,000 in advertising by the Company's U.S. music operations that directly related to a decrease in television promotion for its product. European advertising costs for the nine months ended March 31, 1998, remained fairly consistent with the comparable period in 1997.

            For the quarter ended March 31, 1998, advertising costs increased $830,000, or 29%, from the comparable period in 1997. North American advertising costs for the three months ended March 31, 1998, increased $1,111,000, or 78% from the comparable period in 1997. This increase was mainly due to an increase of $1,200,000 in advertising and media costs of incurred by the Company's media-buying and infomercial subsidiary from the comparable period in 1997. The increase in European advertising costs for the three months ended March 31, 1998, related mostly to additional media expenditures incurred in Germany.

            CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the nine months ended March 31, 1998, increased $2,002,000, or 16%, from the comparable period in 1997. North American selling, general and administrative expenses for the nine months ended March 31, 1998, increased $2,011,000, or 28%, from the comparable period in 1997. The difference in part relates to a reduction of $850,000 in 1997 of general and administrative costs that resulted from the recovery of certain legal and other costs related to a dispute with a third party over certain music licensing rights. Excluding the settlement amount, general and administration expenses for the nine-month period ending March 31, 1998, as compared to same period in 1997 increased by $1,152,000, or 9%. This remaining increase specifically relates to costs incurred by the Company's media-buying and infomercial subsidiary that was not in existence for most of the comparable period in 1997. European selling, general and administrative expenses for the nine months ended March 31, 1998, remained consistent with costs incurred in the comparable period in 1997. Additionally, the parent holding company incurred operating costs of $1,519,000 compared to such expenses of $1,176,000 in the comparable period in 1997. The increase of $343,00 is mainly attributable to the startup costs incurred with the launch on May 1, 1998 of "K-tel Express," the Company's Internet music business.

            For the quarter ended March 31, 1998, selling, general and administrative expenses decreased $124,000, or 3%, from the comparable period in 1997. Both North American and European selling, general and administrative expenses for the three months ended March 31, 1998 remained fairly consistent with the comparable period in 1997. Additionally the parent holding company incurred operating costs of $398,000 compared to $464,000 in the comparable period in 1997.

            OPERATING INCOME for the nine months ended March 31, 1998 decreased $2,165,000, or 47%, from the comparable period in 1997. North American operating income decreased $2,116,000, or 74%, from the comparable period in 1997. The decrease in part relates to a reduction of $850,000 in 1997 of general and administrative costs that resulted from the recovery of certain legal and other costs related to a dispute with a third party over certain music licensing rights. Excluding the settlement amount, operating income for the nine-month period ending March 31, 1998, as compared to same period in 1997, decreased by $1,315,000, or 35%. The decrease in part relates to an additional $1,000,000 of losses, as compared to the prior period in 1997, incurred by the Company's third-party media buying subsidiary as the Company was unable to obtain profitable operations, and to a $600,000 difference in operations from the Company's U.S. music and consumer product divisions. This difference resulted mainly from a increase in the costs of goods of the music and consumer products sold in 1998 as compared to 1997, and a high level of returns of consumer products, the majority of which are no longer being distributed by the Company. European operating income remained fairly consistent with the comparable period in 1997.

            For the quarter ended March 31, 1998, the Company experienced an operating loss of $677,000, as compared to operating income of $1,102,000 in the comparable period in 1997, a change of $1,779,000. North American operations decreased $1,155,000 to an operating loss of $681,000, as compared to operating income of $474,000 in the comparable period in 1997. The decrease in part relates to an additional $625,000 of losses, as compared to the prior period in 1997, incurred by the Company's third-party media buying subsidiary as the Company was unable to obtain profitable operations, and to a $500,000 difference in operations from the Company's U.S. music and consumer product divisions that resulted mainly from a decrease in music and consumer product sales from the comparable period in 1997. European operating income decreased $624,000, or 99%, from the comparable period in 1997. This decrease was due to an overall decrease in sales in 1998 from the Company's German operation as compared to 1997, which in part was caused by the existence of $535,000 of sales on backorder as of March 31, 1998, that the Company was not able to ship. The backorders related to a new product that was launched in March 1998 for which inventory ordered had not yet arrived in Germany for shipment. These sales will be reflected as fourth quarter sales.

            INTEREST EXPENSE for the nine months ended March 31, 1998, increased $279,000 to $305,000, as compared to $26,000 in the same period in 1997. For the three months ended March 31, 1998, interest expense increased $125,000 to $130,000, as compared to $5,000 for the same period in 1997. The increase in interest expense corresponds with the increased borrowings made by the Company during these periods under its existing credit facilities. During the nine months ended March 31, 1998, the Company experienced a foreign currency transaction loss of $27,000, compared to a loss of $125,000 experienced during the comparable period in the prior year. For the three months ended March 31, 1998, the Company experienced a foreign currency gain of $17,000 compared to a loss of $176,000 in the prior year. Most of the Company's foreign currency transaction exposure is due to its European subsidiaries' liabilities, which are payable to the Company's U.S. parent or U.S. subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. The majority of the translation losses for the nine-month and three-month periods ended March 31, 1998 were the result of these intercompany liabilities. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

            INCOME TAXES for the nine months ended March 31, 1998, were a benefit of $88,000 compared to a provision of $204,000 in the prior year comparable period. For the three months ended March 31, 1998, the tax benefit was $221,000 as compared to a benefit of $18,000 in the prior year period. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

            Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the full year.

B.          LIQUIDITY AND CAPITAL RESOURCES

            During the nine months ended March 31, 1998, the Company experienced negative cash flow from operations of $4,162,000, and utilized another $730,000 for investing activities. These funds were used for royalties and other advances for music product, the acquisition of certain media and other assets acquired from Regal Shops International in March 1998, the expansion of the Company's European direct response operations, and for the purchase of certain media by the Company's third-party media buying subsidiary.

            Until November 20, 1997, the Company had a revolving credit agreement with a U.S. bank that provided borrowing up to $2,500,000 based upon a monthly borrowing base derived from certain of the Company's U.S. Subsidiaries' accounts receivable. The loan was secured by assets of the Company's U.S. Subsidiaries, including accounts receivable, inventories, equipment and owned music master recordings and was guaranteed by the Company.

            On November 20, 1997, certain of the Company's U.S. Subsidiaries entered into a new four-year $10 million credit facility with another lending institution. The credit facility consists of a $4 million term loan due November 19, 2001, and a $6 million revolving line of credit. Borrowings under the facility bear interest at the prime rate and are secured by the assets of certain U.S. Subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness, and restrictions on dividends to the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the company's obligations under its guaranty. On November 20, 1997, a portion of the proceeds from the funding of the credit facility were used to repay in full the bank revolving credit agreement discussed in the preceding paragraph and such agreement was terminated. As of March 31, 1998, the amount outstanding under the line of credit was $2,655,000, and the Company was either in compliance of, or had obtained waiver thereof, of all covenants, limitations and restrictions

            As of November 20, 1997, K-5 Leisure Products, Inc., an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer, had provided $1,500,000 in financing to the Company to fund the Company's U.S. operations. The Company paid interest on this advance, which is due on demand, at the same rate as the Company paid on its bank revolving credit agreement. The debt was repaid in full on November 20, 1997 from a portion of the borrowings under the new credit facility discussed above. Subsequent to March 31, 1998, the Company has borrowed $1,000,000 from this affiliate of the Chairman of the Board and Chief Executive Officer.

            The Company has primarily funded its operations to date through internally generated capital, bank financing or advances made by an affiliate of the Chairman of the Board and Chief Executive Officer. However, the Company anticipates that it will require additional cash in order to fully develop and promote its Internet retail music site, "K-tel Express." Although the Company has made no material commitments for capital expenditures, it anticipates a substantial increase in funding requirements for development and acquisition of technology, marketing and promotion, and for capital expenditures to develop the infrastructure necessary for the anticipated growth in operations. To date the Company has no commitments for any additional financing, and there can be no assurance that such commitments can be obtained on favorable terms, if at all. The Company has available to it funding from a company owned by the Company's Chairman of the Board and Chief Executive Officer. Although management does not have access to the financial statements of the Chairman's other companies, he has assured the Company that he will fund its operations on an as needed basis consistent with his past practices which have mainly been by way of giving the Company open ended payment terms on product purchased from his affiliate companies.

            During the first nine months of fiscal 1998, the Company purchased approximately $324,000 of consumer convenience product from an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. The Company owed approximately $67,000 to the affiliate at March 31, 1998. This same affiliate purchased approximately $35,000 of consumer convenience products from the Company during the nine months ended March 31, 1998, and owed the Company $23,000 at March 31, 1998. No interest will be charged on the related outstanding balances during fiscal 1998.

            Important Factors Relating to Forward Looking Statements. -Information in this form 10Q may contain forward-looking statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for and market acceptance of new and existing products, the impact from competition for Internet content, merchandise and recorded music, dependence on strategic alliance partners, suppliers and distributors, market acceptance of the Internet for commerce and as a medium for advertising, technological changes and difficulties, and availability of financing..

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    EXHIBIT INDEX

    3.1     Amendment to Articles of Incorporation

     27     Financial Data Schedule (SEC use)

     (b)    REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       K-TEL INTERNATIONAL, INC.
                                       -----------------------------------------
                                       REGISTRANT




                                       /S/ PHILIP KIVES
                                       -----------------------------------------
                                       PHILIP KIVES
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER




                                       /S/ DAVID WEINER
                                       -----------------------------------------
                                       DAVID WEINER
                                       PRESIDENT




                                       /S/ COREY FISCHER
                                       -----------------------------------------
                                       COREY FISCHER
                                       CHIEF FINANCIAL OFFICER
                                       (principal accounting officer)