Form 10-K
period 1998-06-30
K TEL INTERNATIONAL INC
filed 1998-10-13
CIK 54193

K-tel International, Inc.
2605 Fernbrook Lane N.
Minneapolis, MN 55427


October 12, 1998


Securities and Exchange Commission
450 Fifth Street, NW
Attn: Filing Desk, Stop 1-4
Washington, D.C. 20549-1004


Gentlemen:

Enclosed is K-tel International, Inc.'s Form 10K for the fiscal year ended June 30, 1998, pursuant to the applicable provisions of the Securities Exchange Act of 1934.

Questions can be directed to the undersigned at 818-225-6160 or faxed to 818-223-4200.

Sincerely,



/S/ Corey Fischer
Chief Financial Officer
K-tel International, Inc.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

       Registrant's telephone number, including area code: (612) 559-6888

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, par value $0.01               The Nasdaq Stock Market
            (Title of class)              (Name of exchange on which registered)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of September 11, 1998 the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the Nasdaq Stock Market on such date was $34,235,000.

      As of June 30, 1998 the registrant had 8,316,668 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Notice of Meeting of Shareholders and Proxy Statement for the Annual Shareholders Meeting, which are expected to be filed with the Security and Exchange Commission in the next 30 days, are incorporated into Part III of this Form by amendment.

                                     PART I


ITEM 1: BUSINESS

K-tel International, Inc. (the "Company", "K-tel" or the "Registrant") was incorporated in 1968 with its current corporate offices located at 2605 Fernbrook Lane North, Minneapolis, Minnesota. The Company is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than thirty years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to launch music, video, and consumer products quickly in the North American and European markets through traditional retail and direct-response marketing channels. On May 1, 1998 the Company launched its new Internet service, K-tel Express (www.ktel.com), featuring a wide spectrum of music products for purchase by the public around the globe. Open for commerce 24 hours a day, 365 days a year, K-tel Express features more than 250,000 music titles, at value prices, through this on-line shopping service.

Development of Business

The Company's core business for many years has been the marketing and sale of
(i) pre-recorded music from both the Company's owned music master catalog and under licenses from third party record companies, and (ii) consumer products. Sales of music products, including albums, cassettes and compact discs are made to rackjobbers (distributors which stock and manage inventory within certain music and video departments for certain retail stores), wholesalers and retailers in the U.S. and through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. The Company has also used television direct-response marketing for many years in marketing pre-recorded music. Sales of consumer products, including housewares, automotive accessories and exercise equipment, are made to retailers in the U.S., Europe and directly to the consumer in targeted direct response marketing campaigns through the use of short and long form television advertising, print and other media.

In 1997 the Company formed a U.S. media buying and infomercial-marketing subsidiary which performed media buying services for third parties and also marketed products through infomercials produced by third parties. As of June 30, 1998, due to accumulated losses of $2,300,000, the Company had curtailed most of these media buying operations. In March of 1998 the Company acquired certain media and other assets of United Kingdom based Regal Shop International Ltd. Acquisition of this operation now enables the Company to reach consumers in France, Switzerland, Belgium, Austria and Luxembourg. On May 1, 1998 the Company launched its new Internet service K-tel Express.

Description of Current Business

K-tel is currently a vertically-integrated marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. On May 1, 1998 the Company launched K-tel Express, its on-line music retailing business that features a wide spectrum of music products for purchase by the public over the Internet. Open 24 hours a day, 365 days a year, K-tel Express is a virtual music store that enables customers to choose from the proprietary brand-name compilations that have made the K-tel name synonymous with quality music for over 30 years. K-tel Express offers customers more than 250,000 other music titles at value prices and the opportunity to create their own custom CD compilations from the Company's master music catalog. The website features audio sampling, user-friendly navigation and search capabilities, a high level of customer service and competitive pricing. Revenues from K-tel Express sales are not yet a significant part of the Company's business, but the Company believes the prospects for K-tel Express and electronic commerce, in general, are encouraging.

The Company's music operations consist of the sale of pre-recorded music through traditional retail distribution and over the Internet. The Company's proprietary entertainment products consist primarily of pre-recorded thematic music packages in a compilation format featuring various artists. These thematic music selections cover nearly all music genres and are targeted toward all age groups. The Company has two sources for music, its proprietary music master catalog, which consists of 3,500 "Top 100" titles, and songs licensed from third party record music companies. One of the Company's major assets is its music master catalog consisting of original recordings and re-recordings of music from the 1950s through the 1980s ("Master Recordings"). The Master Recordings are utilized in the Company's proprietary compilation products and are also licensed to third parties world-wide for use in albums, films, television programs, and commercials for either a flat fee or a royalty based on the number or units sold. The Company is constantly adding to its music master catalog to ensure growth and product diversity. Licensing of the Company's proprietary music rights to third parties has historically been an important revenue source for the Company. The Company provides marketing support for its music sales through television and print media advertising, cooperative advertising with retailers, and in-store promotions and displays.

Music products are sold over the Internet through the Company's K-tel Express website. The Company believes that the emergence of electronic commerce ("e-commerce") presents K-tel with a significant opportunity to capture market share in the burgeoning e-commerce area by capitalizing on K-tel's high name recognition, extensive catalog of proprietary music content and existing capabilities and expertise in niche marketing, which the Company believes will be critical to success in Internet retailing. The Company intends to use the same combination of resources that has made it a leader in the direct marketing arena that it pioneered and will rely heavily on its brand identity with consumers. A number of characteristics of online music retailing such as audio sampling, search capabilities, availability of deep catalog content, and at home convenience shopping make the sale of pre-recorded music via the Internet particularly attractive relative to traditional retail outlets. Although Internet sales are not yet a significant part of K-tel's business revenues, the Company believes the prospects of K-tel Express and e-commerce in general are encouraging. However, the success of on-line marketing cannot be currently determined, and further penetration in this market will require substantial additional financial resources, development and acquisition of technology, investments in marketing and contractual relationships with third parties. Results will also be affected by existing competition, which the Company anticipates will intensify, and by additional entrants to the market who may already have the necessary technology and expertise, many of whom may have substantially greater resources than the Company.

K-tel's marketing strategy for K-tel Express is to leverage its proprietary music content and its worldwide television expenditures to drive traffic to the site and gain market share. The Company's brand name recognition, along with its international presence and direct access to consumers through alternative media channels, all serve to create strong synergies between the existing core operations of K-tel and its expansion into the e-commerce arena. The Company's objective is to continue its focus on developing K-tel Express as a synergistic asset to its music business and related marketing operations. During fiscal 1999 K-tel expects to introduce a custom compilation system that will offer on line shoppers the ability to create compilations from any of our 3,500 "Top 100" titles from our master music catalog. This is an example of how these synergies create new opportunities to expand K-tel product breadth and consumer reach. Over the coming year K-tel will continue to analyze and explore the best strategy for the exploitation of our new e-commerce market place.

K-tel has provided additional enhancements to K-tel Express since the launch of its online service. These actions include entering into a partnership agreement with RealNetworks, Inc. to develop user friendly technology enabling consumers to create customized CD compilations and artwork on-line. As an additional enhancement the Company has licensed digital music delivery technology from Liquid Audio which will allow K-tel Express customers to download up to 3,500 songs from K-tel's music master catalog in Liquid Track format. K-tel Express also posts BILLBOARD MAGAZINE's industry music charts. Expanding its products and service offerings on the site, the Company has signed an agreement to integrate Muze Inc.'s home video content of 35,000 titles, as well as its music and movie reviews. In order to provide a secure and convenient shopping environment for K-tel Express customers, the Company entered into an agreement with CyberSource to integrate its scalable payment processing infrastructure. In addition, the Company also entered into a comprehensive Internet marketing and services agreement with @Home Network.

The Company's consumer products consist primarily of housewares, automotive accessories, and exercise equipment. The Company concentrates on products that have the potential for worldwide appeal and that are innovative, readily demonstrated and inexpensive (generally retailing for less than $100). In Europe, the Company engages in an extensive amount of direct response marketing. European direct response business is solicited through national and local television and radio advertising and print media. The Company also utilizes limited direct response advertising campaigns to test consumer acceptance of new products within specific demographic or geographic markets allowing the Company to assess a product's potential before having to make a significant capital commitment. The Company's strategy in its direct response campaigns is to generate revenues and profits from both the direct response campaigns and subsequent retail demand.

With more than 30 successive years of marketing experience in the United States, Canada and Europe, the Company has developed the resources, including knowledgeable personnel, information systems, distribution systems and media buying capabilities, to launch music and consumer products quickly in the North American and European markets through the Internet, by traditional retail (direct-to-retailers or through rackjobbers (i.e., distributors who stock and manage inventory within music and video departments for certain retail stores)) and through direct response (direct-to-consumer). The Company, through its subsidiaries, maintains active operations in the United States, Canada, the United Kingdom, Germany, France, Switzerland, Belgium, Austria and Finland.

Sales of pre-recorded music products to Handleman Company represented 7%, 8%, and 12% of the Company's consolidated net sales for the years ended June 30, 1998, 1997 and 1996. Loss of business with the Handleman Company would have a material adverse effect on the Company's operating results.

Competition

The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive, which competition the Company expects to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. In addition, the retail music industry is intensely competitive. Through its K-Tel Express business, the Company currently competes with a variety of companies, including
(i) online vendors of music, music videos and other related products, (ii) online vendors of movies, books and other related products, (iii) online service providers which offer music products directly or cooperation with other retailers, (iv) traditional retailers of music products, including specialty music retailers, (v) other retailers that offer music products, including mass merchandisers, superstores and consumer electronic stores; and (vi) non-store retailers such as music clubs. Many of these traditional retailers also support dedicated Web sites which compete directly with the Company. Competitive pressures created by any one of these companies, or by the Company's competitors collectively, could have a material adverse affect on the Company.

The Company's music and consumer products compete for the disposable income spent by consumers on discretionary purchases. As such, K-tel's products must be attractively priced and meet the specific interests or needs of consumers. K-tel's products sold in retail stores compete with other entertainment products for shelf and display space. Because most retail purchases are impulse buys by consumers, location and size of the shelf space devoted to the Company's music products are important factors in determining the volume of retail sales.

The market for pre-recorded music is dominated by six major recorded music companies in the U.S. (Thorne EMI, Bertelsmann AG, Sony Corp., MCA, Inc., Time Warner, Inc., and Polygram Holding, Inc.). K-tel primarily operates in the niche market of music compilations. K-tel believes there are a number of competitors, including special market divisions of the six major record companies, as well as Simitar Entertaiment, Inc., Rhino Records (which is owned by Time Warner's wholly-owned subsidiary, Atlantic Records) and Priority Records, an independent record company, which are engaged in developing and marketing music compilations. K-tel's ability to compete in this market is largely dependent on the expansion and utilization of its catalog and the acquisition of licenses that enable it to create compilation packages.

Employees

On June 30, 1998 the Company employed 189 full time people worldwide.

Financial Information

For financial information about the Company's foreign and domestic operations for each of the last three fiscal years ended June 30, 1998 see Note 9 to the consolidated financial statements.

Year 2000 Disclosure

The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The majority of the Company's internal information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. The Company's European subsidiaries have upgraded or are in the process of replacing or upgrading their information systems to comply with Year 2000 requirements. The total cost of the software and implementation is estimated to be approximately $150,000. The new system implementation is expected to be completed by July 31, 1999. Some of the Company's customers utilize equipment to capture and transmit financial transactions. The Company is in the process of making the necessary updates to this equipment to ensure it will be effective in the year 2000. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be or have been borne by the processors and network companies. Should the Company, its customers, its vendors or the processing banks fail to resolve year 2000 issues, the Company may lose certain financial and operating data. The Company is in the process of developing a contingency plan, which it expects to be completed by the end of the fiscal year.

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


ITEM 2: PROPERTIES

K-tel's corporate offices and U.S. operations are located in leased facilities in a suburb of Minneapolis, Minnesota, consisting of approximately 21,985 square feet of office space and approximately 69,653 square feet of warehouse. In September 1997 the Company's California operations relocated to a new leased facility in Calabasas, California, which consists of approximately 6,758 square feet of office space.

K-tel's foreign subsidiaries lease a total of 46,776 square feet of office and warehouse facilities.

See Note 8 to the consolidated financial statements for a summary of lease agreements.


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

K-tel International Inc. v. Platinum Entertainment Inc. In September 1997 the Company commenced a declaratory judgment action against Platinum Entertainment, Inc. ("Platinum") in Minnesota state court. The Company alleged that it was entitled to $1.75 million which Platinum deposited in an earnest money escrow account pursuant to Platinum's agreement to purchase two of the Company's subsidiaries, K-tel International (USA), Inc. and Dominion Entertainment, memorialized in the March 1997 Purchase and Sale Agreement. The Company further alleged claims of breach of the March 1997 Purchase and Sale Agreement and related confidentiality agreement, defamation, fraud, and promissory estoppel.

Platinum removed the action to federal court and asserted a counterclaim against the Company seeking a declaration that Platinum was entitled to the earnest money and alleging claims of breach of contract and fraudulent inducement. While still engaged in the discovery process the parties settled the action between themselves, agreeing to a payment to K-tel of $875,000 of the earnest money escrow and reimbursement by Platinum of certain accounting fees paid by the Company, along with an exchange of releases. The parties also stipulated to the dismissal of the action with prejudice and the Court dismissed the action with prejudice by Order dated July 7, 1998.

Early v. K-tel International Inc. On March 10, 1997 Mr. Christopher Early filed a class action Complaint against K-tel International, Inc. ("the Company"), Dominion Entertainment, Inc., and certain retailers in the Circuit Court of Cook County, Illinois. The defendants removed the action to the United States District Court for the Northern District of Illinois on April 3, 1997. On March 30, 1998 Mr. Early obtained leave to file an Amended Complaint adding K-tel International (USA), Inc. and one additional retailer as defendants purporting to allege class actions under (1) the Illinois Consumer Fraud and Deceptive Trade Practices Act and (2) the Racketeer Influenced and Corrupt Organizations Act for allegedly deceptive packaging of certain tapes and compact discs which packaging allegedly defrauded consumers into believing that certain recordings thereon were original rather than new recordings. On behalf of the class, Early purports to seek (1) treble damages; (2) compensatory damages; (3) punitive damages; (4) an injunction prohibiting "the further sale of mislabeled tapes and CD's;" and (5) attorneys' fees and costs. The defendants have moved to dismiss the Amended Complaint and in the alternative for a partial summary judgment on one aspect thereof. This motion has been fully briefed but not ruled upon and discovery has not commenced. The Company has indemnified the retailer defendants in this matter. The Company believes the case is without merit and intends to contest the case vigorously.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.



EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of the Company at September 28, 1998.

Name of Officer     Age     Positions and Offices Held
----------------    ---     ---------------------------------------------------

Philip Kives        69      Chairman of the Board and Chief Executive Officer

Jeffrey Koblick     51      Executive Vice President, Purchasing and Operations

Corey Fischer       41      Vice President-Finance, Chief Financial Officer,
                            Treasurer


Business Experience

Messrs. Kives and Koblick have held various offices and/or managerial positions with the Company for more than the past five years.

Mr. Fischer joined K-tel in July 1997 and became Chief Financial Officer in October, 1997. Prior to joining K-tel, Mr. Fischer was the Director of Finance at Las Vegas Entertainment Network, Inc. from 1995-1997, and at Hemsdale Communications, Inc. from 1994-1995, both NASDAQ traded companies. Prior to that, Mr. Fischer was a Senior Manager in the corporate entertainment group of Deloitte & Touche.

                                     PART II


ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On September 11, 1998 there were 1,468 record owners of the Company's common stock and approximately 8,316,668 shares outstanding. The Company's common stock trades on the NASDAQ National Market System under the symbol "KTEL".

The following table shows the range of high and low closing sales prices per share, accounting for the stock split on May 1, 1998, of the Company's Common Stock as reported by the NASDAQ Stock Market for the fiscal year periods indicated:

                                   1998                     1997
                          ---------------------    ---------------------
                             High        Low          High        Low
                          ---------   ---------    ---------   ---------
         First Quarter     3 15/16      3 1/16      1 15/16      1 3/4
         Second Quarter     3 3/4       3 1/16      3 13/16      1 3/4
         Third Quarter        2         3 1/16       4 3/8       3 3/8
         Fourth Quarter   39 15/16      3 1/4        4 1/8       3 3/4

On April 21, 1998 the Board of Directors declared a two for one stock split of the Company's common stock in the form of a stock dividend paid to shareholders of record on May 1, 1998. Prices have been adjusted to reflect the two for one stock split.

No cash dividends have been declared on the Company's common stock during the past two fiscal years and the Company does not expect to pay cash dividends in the foreseeable future. Management plans to use cash generated from operations for expansion of its business.

ITEM 6: SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel International, Inc. and its subsidiaries as of and for the five years ended June 30, 1998. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this filing. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

                                       1998          1997          1996          1995          1994
                                    ----------    ----------    ----------    ----------    ----------
Net Sales                           $   85,626    $   75,501    $   71,987    $   65,917    $   54,270
                                    ==========    ==========    ==========    ==========    ==========
Operating Income (loss)             $   (2,535)   $    3,582    $        4    $   (2,188)   $      223
                                    ==========    ==========    ==========    ==========    ==========
Net Income (loss)                   $   (2,407)   $    3,204    $     (745)   $   (2,483)   $      376
                                    ==========    ==========    ==========    ==========    ==========
Net Income (Loss) Per Share

   Basic                            $     (.31)   $      .43    $     (.10)   $     (.33)   $      .05
                                    ==========    ==========    ==========    ==========    ==========
   Diluted                          $     (.31)   $      .41    $     (.10)   $     (.33)   $      .05
                                    ==========    ==========    ==========    ==========    ==========
Total Assets                        $   39,035    $   30,492    $   27,795    $   28,637    $   26,874
                                    ==========    ==========    ==========    ==========    ==========
Long-Term Debt                      $    4,174    $       --    $       --    $       --    $       --
                                    ==========    ==========    ==========    ==========    ==========
Cash Dividends Declared and Paid    $       --    $       --    $       --    $       --    $       --
                                    ==========    ==========    ==========    ==========    ==========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, results of operations by geographic region as a percentage of net sales. All amounts are in thousands of dollars.

                                                                       Year ended June 30, 1998

                                        North                                              Corporate
                                       America                     Europe                   Expenses      Total
                                       --------                   --------                  --------     --------
Net Sales                              $ 55,883          100%     $ 29,743          100%    $     --     $ 85,626          100%

Costs and expenses
  Cost of goods sold                     34,873           63        12,797           43           --       47,670           55
  Advertising                            10,161           18         6,647           22           --       16,808           20
  Selling, general & administrative      12,923           23         8,493           29        2,267       23,683           28
                                       --------     --------      --------     --------     --------     --------     --------

Operating income (loss)                  (2,074)          (4)        1,806            6       (2,267)      (2,535)          (3)
                                       --------     --------      --------     --------     --------     --------     --------

Interest (expense) income, net             (233)          --            48           --         (257)        (442)          --
Foreign translation adjustment, net          (9)          --            32           --          (39)         (16)          --
Other                                        --           --            --           --          614          614           --
Benefit (provision) for taxes, net           22           --          (147)          --           97          (28)          --
                                       --------     --------      --------     --------     --------     --------     --------
Net income (loss)                      $ (2,294)          --      $  1,739           --     $ (1,852)    $ (2,407)          --
                                       ========     ========      ========     ========     ========     ========     ========

                                                                       Year ended June 30, 1997

                                        North                                              Corporate
                                       America                     Europe                   Expenses      Total
                                       --------                   --------                  --------     --------

Net Sales                              $ 47,786          100%     $ 27,715          100%    $     --     $ 75,501          100%

Costs and expenses
  Cost of goods sold                     28,985           61        12,402           45           --       41,387           55
  Advertising                             5,820           12         5,700           21           --       11,520           15
  Selling, general & administrative      10,309           21         7,270           26        1,433       19,012           25
                                       --------     --------      --------     --------     --------     --------     --------

Operating income (loss)                   2,672            6         2,343            8       (1,433)       3,582            5
                                       --------     --------      --------     --------     --------     --------     --------

Interest (expense) income, net               29           --            11           --          (38)           2           --
Foreign translation adjustment, net         (16)          --           (63)          --          (83)        (162)          --
Benefit (provision) for taxes, net         (181)          --          (107)          --           70         (218)          --
                                       --------     --------      --------     --------     --------     --------     --------
Net income (loss)                      $  2,504           --      $  2,184           --     $ (1,484)    $  3,204           --
                                       ========     ========      ========     ========     ========     ========     ========

                                                                       Year ended June 30, 1996

                                        North                                              Corporate
                                       America                     Europe                   Expenses      Total
                                       --------                   --------                  --------     --------

Net Sales                              $ 48,605          100%     $ 23,382          100%    $     --     $ 71,987          100%

Costs and expenses
  Cost of goods sold                     27,690           57        10,975           47           --       38,665           54
  Advertising                             7,495           15         5,025           21           --       12,520           17
  Selling, general & administrative      11,423           24         7,420           32        1,955       20,798           29
                                       --------     --------      --------     --------     --------     --------     --------

Operating income (loss)                   1,997            4           (38)           0       (1,955)           4            0
                                       --------     --------      --------     --------     --------     --------     --------

Interest (expense)  income, net            (282)          --            17           --          (14)        (279)          --
Foreign translation adjustment, net           4           --          (125)          --            2         (119)          --
Benefit (provision) for taxes, net         (210)          --          (141)          --           --         (351)          --
                                       --------     --------      --------     --------     --------     --------     --------
Net income (loss)                      $  1,509           --      $   (287)          --     $ (1,967)    $   (745)          --
                                       ========     ========      ========     ========     ========     ========     ========

FISCAL 1998 COMPARED WITH FISCAL 1997

      Consolidated net sales for the year ended June 30, 1998 were $85,626,000 with an operating loss of $2,535,000 and a net loss of $2,407,000, or $.31 per basic and diluted share. Consolidated net sales for the prior year were $75,501,000 with operating income of $3,582,000 and net income of $3,204,000 or $.43 per basic and $.41 per diluted share. Contributing to the 1998 loss was a $2.300,000 loss related to the Company's recently curtailed U.S. third-party media buying operation, $1,200,000 fourth quarter loss resulting from both soft sales and an overall decrease in gross margins on sales of the Company's domestic mid-line and budget priced music compilations, $400,000 in start up costs incurred by the launch of the Company's new online service, K-tel Express (www.ktel.com), as well as a non-cash loss of $514,000 recognized on the revaluation of certain securities received in connection with a previous settlement.

      CONSOLIDATED NET SALES for the year ended June 30, 1998 increased $10,125,000 or 13% from the comparable period in 1997. North American sales for the year ended June 30, 1998 increased $8,097,000 or 17% from the comparable period in 1997. This increase was mainly due to a $7,582,000 increase in sales derived from the Company's U.S. media buying and infomercial subsidiary which was not in existence for most of the comparable period in 1997. Revenue from the Company's Internet business, K-tel Express, was not significant. European sales for the year ended June 30, 1998 increased $2,028,000 or 7% from the comparable period in 1997. This increase was mainly due to sales from K-tel Marketing (UK) Limited, the Company's new subsidiary that commenced operations in March 1998 with the acquisition of certain media and other assets from Regal Shop International Ltd.

      CONSOLIDATED COST OF GOODS SOLD AS A PERCENTAGE OF NET SALES for the year ended June 30, 1998 was consistent with the comparable period in 1997. Costs of goods sold as a percentage of net sales for North America for the year ended June 30, 1998 was 63% as compared to 61% in the comparable period in 1997. The increase is mainly due to the Company experiencing soft sales and overall decrease in gross margins on sales of the company's domestic mid-line and budget priced music compilations and a high level of returns of consumer products, the majority of which are no longer being distributed by the Company. European costs of goods sold as a percentage of net sales was 43% as compared to 45% in the comparable period in 1997 as the gross margins were slightly higher on merchandise sold via direct response as compared to the merchandise sold in the prior period.

      CONSOLIDATED ADVERTISING COSTS for the year ended June 30, 1998 increased $5,288,000 or 46% from the comparable period in 1997. North American advertising costs for the year ended June 30, 1998 increased $4,341,000 or 75% from the comparable period in 1997. This increase was mainly due to a $5,600,000 increase in the advertising and media costs incurred by the Company's U.S. media-buying and infomercial subsidiary that was not in existence for most of the comparable period of 1997. This increase was offset by a decrease of $1,500,000 in advertising by the Company's U.S. music operations that directly related to a decrease in television promotion for its products. European advertising costs for the year ended June 30, 1998 increased $947,000 or 17% from the comparable period in 1997. This increase was mainly due to advertising costs from K-tel Marketing (UK) Limited, the Company's new subsidiary that commenced operations in March 1998.

      CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the year ended June 30, 1998 increased $4,671,000 or 25% from the comparable period in 1997. North American selling, general and administrative expenses for the year ended June 30, 1998 increased $2,614,000 or 25% from the comparable period in 1997. The difference in part relates to a reduction of $850,000 in 1997 of general and administrative costs that resulted from the recovery of certain legal and other costs related to a dispute with a third party over certain music licensing rights. Excluding the settlement amount, general and administration expenses for the year ended June 30, 1998 as compared to same period in 1997 increased by $1,764,000. This remaining increase relates to costs incurred by the Company's U.S. media-buying and infomercial subsidiary that was not in existence for most of the comparable period in 1997. European selling, general and administrative expenses for the year ended June 30, 1998 increased by $1,223,000 or 17% from the comparable period in 1997. This increase was mainly due to costs from K-tel Marketing (UK) Limited, the Company's new subsidiary that commenced operations in March 1998. Additionally, corporate expenses increased by $834,000 from the comparable period in 1997. The increase mostly to related a non cash loss of $514,000 relating to the revaluation of certain securities received in connection with a previous settlement.

      OPERATING INCOME for the year ended June 30, 1998 decreased $6,117,000 from the comparable period in 1997. North American operating income decreased $4,746,000 from the comparable period in 1997. The decrease in part relates to a reduction of $850,000 in 1997 of general and administrative costs that resulted from the recovery of certain legal and other costs related to a dispute with a third party over certain music licensing rights. Excluding the settlement amount operating income for year ended June 30, 1998, as compared to same period in 1997, decreased by $3,317,000. This decrease relates to $2,300,000 of losses incurred by the Company's U.S. third-party media buying subsidiary the operations of which have since been curtailed; $400,000 of startup costs incurred with the May 1, 1998 launch of K-tel Express, the Company's Internet music business; a non cash loss of $514,000 relating to the revaluation of certain securities received in connection with a previous settlement and a $700,000 difference in operations from the Company's U.S. music and consumer product divisions (this difference resulted mainly from soft sales and an overall decrease in gross margins on sales of the Company's domestic mid-line and budget priced music compilations and a high level of returns of consumer products, the majority of which are no longer being distributed by the Company). European operating income for the year ended June 30, 1998 decreased by approximately $537,000 from the comparable period in 1997. This decrease relates mostly to a decrease in operating results from the Company's United Kingdom music operation, whose European export business decreased due to the strength of the British currency against other European currencies.

      INTEREST EXPENSE for the year ended June 30, 1998, increased $368,000 to $490,000, as compared to $122,000 in the same period in 1997. The increase in interest expense corresponds with the increased borrowings made by the Company during these periods under its existing credit facilities.

      OTHER INCOME of $614,000 for the fiscal year ended 1998 relates to a settlement with Platinum Entertainment, Inc. over the disbursement of funds from an earnest money escrow account.

FISCAL 1997 COMPARED WITH FISCAL 1996

      Consolidated net sales for the fiscal year ended June 30, 1997 were $75,501,000 with operating income of $3,582,000 and net income of $3,204,000 or $.43 per basic and .41 per diluted share. Consolidated net sales for the fiscal year ended June 30, 1996 were $71,987,000 with an operating income of $4,000 and net loss of $745,000 or $.10 per basic and diluted share.

      CONSOLIDATED NET SALES increased $3,514,000 or 5% for the fiscal year ended June 30, 1997. North American net sales decreased 2% from the prior fiscal year due primarily to prior year fourth quarter divestitures of unprofitable businesses/divisions, lower U.S. consumer convenience product retail sales resulting from less new product promotions and lower U.S. direct response television sales resulting from fewer promotions. The decrease in U.S. sales more than offset the increase in sales derived from the Company's new U.S. media buying and infomercial company. European sales increased from the prior fiscal year due mainly to stronger German and United Kingdom sales in the current year. Foreign currency conditions were less favorable than in the comparable prior year period and caused sales to be $1,250,000 lower for the year ended June 30, 1997 than they would have been had exchange rates remained consistent with the prior year.

      CONSOLIDATED COST OF GOODS SOLD for the year ended June 30, 1997 were 55% of sales compared to 54% for the prior year ended. North American cost of goods sold, as a percentage of sales, was 61% compared to 57% for the prior year comparable period due primarily to the start up of a U.S. media buying and infomercial business which generated mainly media buying revenue in fiscal 1997 (media buying revenues carry small margins consisting only of media buying fees charged to third parties) and to slightly higher cost of goods sold in the U.S. retail music business. European cost of goods sold as a percent of net sales were 45% compared to 47% in the prior year period due mainly to overall higher music and consumer product margins resulting from a stronger margin product mix in the current period.

      ADVERTISING COSTS as a percentage of net sales for the fiscal year ended June 30, 1997 was 15% compared to 17% for the previous year. North American advertising costs as a percent of net sales was 12% compared to 15% for the prior year comparable period due to higher prior year levels of direct response television advertising in the U.S.. This decrease more than offset an increase in U.S. retail music current year advertising expenditures. Direct response sales carry higher advertising requirements than normal retail sales. European advertising costs as a percentage of net sales for the year ended June 30, 1997 were the same as the prior year.

      SELLING, GENERAL AND ADMINISTRATIVE expenses for the fiscal year ended June 30, 1997 were $19,012,000 or 25% of net sales compared to $20,798,000 or 29% of net sales in the prior fiscal year. North American selling, general and administrative expenses were down $1,114,000 for the year ended June 30, 1997 due mainly to the second quarter settlement of a long outstanding legal dispute with a United Kingdom entertainment company regarding infringement of a number of the Company's owned music master recordings. The settlement resulted in a second quarter net benefit (recovery of legal expenses) to the Company of $850,000. European selling, general and administrative expenses for the year ended June 30, 1997 were lower as a percent of sales compared to the prior year due mainly to better overall European sales performance in the current fiscal year.

      OPERATING INCOME for the year ended June 30, 1997 increased to $3,582,000 compared to operating income of $4,000 for the fiscal year ended June 30, 1996. North American operating income increased from the prior year mainly due to the positive profit impact from the above mentioned settlement with a U.K. entertainment company regarding infringement of a number of the Company's owned music master recordings, stronger profit from third party licensing of the Company's owned music master catalog and lower current year losses from the U.S. consumer convenience product business. These increases more than offset decreases in operating income in the Company's U.S. retail music business resulting mainly from slightly higher cost of goods sold, higher current year advertising expenditures and increased selling, general and administrative expenses from the prior year in anticipation of future sales growth. European operating income improved over fiscal 1996 due mainly to strong current year profit in the Company's German operation versus a minor prior year profit and current profit from the Company's United Kingdom operation compared to prior year comparable period loss as a result of restructuring those operations.

      INTEREST EXPENSE was $122,000 for the fiscal year ended June 30, 1997, compared to $409,000 for the fiscal year ended June 30, 1996. The decrease in interest expense was due to less current year usage of the Company's asset based line of credit.

Liquidity and Capital Resources

      During the year ended June 30, 1998 the Company experienced negative cash flow from operations of $2,378,000, which mostly related to funding of losses from the Company's U.S. third-party media buying subsidiary, the operations of which have been curtailed as of June 30, 1998. Also during the year ended June 30, 1998, the Company utilized another $3,246,000 for investing activities. These funds were used for music catalog additions and for the development and acquisition of system hardware and software used by K-tel Express, the Company's Internet retailing site. To finance the above, the Company increased its borrowings under its credit facilities during the year by $6,500,000, and also received $1,644,000 in proceeds from the exercise of employee stock options.

      Until November 20, 1997 the Company had a revolving credit agreement with a U.S. bank that provided borrowings of up to $2,500,000 based upon a monthly borrowing base derived from certain of the Company's U.S. Subsidiaries' accounts receivable. The loan was secured by assets of the Company's U.S. Subsidiaries, including accounts receivable, inventories, equipment and owned music master recordings and was guaranteed by the Company.

      On November 20, 1997 certain of the Company's U.S. Subsidiaries entered into a new four-year $10 million credit facility with another lending institution. The credit facility consists of a $4 million term loan due in full November 20, 2001 and a $6 million revolving credit facility, limited to a percent of eligible receivables and inventory, that expires November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (8.5% at June 30, 1998) and are secured by the assets of certain U.S. Subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. On November 20, 1997 a portion of the proceeds from the funding of the credit facility were used to repay in full the bank revolving credit agreement discussed in the preceding paragraph and such agreement was terminated. As of June 30, 1998 the amount outstanding under the revolving credit facility was $3,738,000 and the maximum additional available under the borrowing limitations at June 30, 1998 was $148,000. The maximum amount outstanding under the line of credit was $4,417,000 during fiscal 1998. The Company was either in compliance with or had obtained waivers for all covenants, limitations and restrictions. The Company has amended and further amended certain financial covenants with the lender for fiscal 1999 and beyond, assuming an equity placement in the quarter ending December 31, 1999, and expects to be in compliance with the revised covenants. Future losses from businesses such as K-tel Express or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing. There can be no assurances that such financing will be available on terms satisfactory to the Company.

      K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer, has from time to time made advances to the Company. Advances on this facility reached $1,500,000 as of November 20, 1997 when the debt was repaid in full from the borrowings under the Company's new credit facility. As of June 30, 1998 K-5 had advanced an additional $1,000,000 to the Company and an additional $3,000,000 subsequent to June 30, 1998 through October 9, 1998. The Company pays interest on the unpaid principal amount of financing at the same rate as the Company pays on its credit facility, until repayment of the loan, which is due on demand.

      The Company has primarily funded its operations to date through internally generated capital, bank financing or advances made by an affiliate of the Chairman of the Board and Chief Executive Officer. However, the Company anticipates that it will require additional cash in order to further develop and promote its Internet retail music site, K-tel Express. Although the Company has made no material commitments for capital expenditures, it anticipates a substantial increase in funding requirements for development and acquisition of technology, marketing and promotion, and for capital expenditures to develop the infrastructure necessary for the anticipated growth in operations. To date the Company has no commitments for any additional financing and there can be no assurance that such commitments can be obtained on favorable terms, if at all. The Company has available to it funding from a company owned by the Company's Chairman of the Board and Chief Executive Officer. Although management does not have access to the financial statements of the Chairman's other companies, he has committed to the Company that he will fund its operations through fiscal 1999, and the Company is in the process of formalizing the commitment in the form a credit agreement.

      During the fiscal year ended June 30, 1998 the Company purchased approximately $334,000 of consumer convenience product from K-5. The Company owed approximately $9,000 to the affiliate at June 30, 1998. This same affiliate purchased approximately $39,000 of consumer convenience products from the Company during the year ended June 30, 1998, and owed the Company $4,000 at June 30, 1998. Outstanding balances are settled on a timely basis. No interest was charged on the related outstanding balances during fiscal 1998.

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

(b)   Reports on 8-K

      No reports on Form 8-K were filed during the fourth quarter ended June 30, 1998.

(c)   Exhibits

      The Exhibits listed below, which are numbered corresponding to Item 601 of Regulation S-K, are filed as a part of this report.


Exhibit    Item
-------    ----
3          Restated Article and Restated By-Laws          incorporated herein by reference to Exhibit 3
                                                          of the Registrant's Annual Report on Form 10-K
                                                          for the year ended June 30, 1985

3.1        Amendment to Articles of Incorporation         incorporated herein by reference to Exhibit
                                                          3.1 of the Registrant's Annual Report on Form
                                                          10-K for the year ended March 31, 1998

10.13      1987 Stock Incentive Plan                      incorporated herein by reference to Exhibit
                                                          10.13 of the Registrant's Annual Report on
                                                          Form 10-K for the year ended June 30, 1987

10.47      Non-Qualified Stock Option Agreement -         incorporated herein by reference to Exhibit
           Philip Kives                                   10.47 of the Registrant's Quarterly Report on
                                                          Form 10-Q for the quarter ended March 31, 1997

10.52      1997 Stock Option Plan                         incorporated herein by reference to Exhibit
                                                          10.52 of the Registrant's Quarterly Report on
                                                          Form 10-K for the quarter ended June 30, 1997

10.53      Loan and Security Agreement -                  incorporated herein by reference to Exhibit
           Foothill Capital Corporation                   10.53 of the Registrant's Quarterly Report on
                                                          Form 10-Q for the quarter ended December 31,
                                                          1997

10.54      Non-Qualified Stock Option Agreement -         Attached to this report as Exhibit 10.54
           Philip Kives

10.55      Amendment Number One - Loan and Security       Attached to this report as Exhibit 10.55
           Agreement- Foothill Capital Corporation

10.56      Amendment Number Two - Loan and Security       Attached to this report as Exhibit 10.56
           Agreement- Foothill Capital Corporation

10.57      Restated Amendment Number Two- Loan and        Attached to this report as Exhibit 10.57
           Security Agreement-Foothill Capital
           Corporation

21         Subsidiaries of the Registrant                 Attached to this report as Exhibit 21

23         Consent of Independent Public Accountants      Attached to this report as Exhibit 23

27         Financial Data Schedule                        (SEC use)


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on September 18, 1998 by the undersigned, there unto duly authorized.

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


Signatures                    Title                                          Date
----------                    -----                                          ----
/S/ Philip Kives              Chairman, Chief Executive Officer (Principal   October 12, 1998
---------------------------   Executive Officer) and Director
Philip Kives


/S/ Corey Fischer             Vice President-Finance, Director,              October 12, 1998
---------------------------   Chief Financial Officer and Treasurer
Corey Fischer                 (Principal Accounting Officer)


/S/ Jeffrey Koblick           Executive Vice President, Purchasing and       October 12, 1998
---------------------------   Operations and Director
Jeffrey Koblick


/S/ Garry Kieves              Director                                       October 12, 1998
---------------------------
Garry Kieves


/S/ Louis Scheimer            Director                                       October 12, 1998
---------------------------
Louis Scheimer


(ITEM 14(A))
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants..................................    17

Consolidated Balance Sheets as of June 30, 1998 and 1997..................    18

Consolidated Statements of Operations for each of the three years ended
June 30, 1998.............................................................    19

Consolidated Statements of Shareholders' Equity for each of the three
years ended June 30, 1998.................................................    20

Consolidated Statements of Cash Flows for each of the three years ended
June 30, 1998.............................................................    21

Notes to Consolidated Financial Statements................................ 22-30

Supplemental Schedule to Consolidated Financial Statements:

      Schedule II - Valuation and Qualifying Accounts for each of the
      three years ended June 30, 1998.....................................    31

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the consolidated financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K-tel International, Inc.:

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K-tel International, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
October 9, 1998

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(IN THOUSANDS - EXCEPT SHARE DATA)


ASSETS                                                        1998           1997
-------------------------------------------------------    ----------     ----------
Current Assets:
  Cash and cash equivalents                                $    5,941     $    3,341
  Accounts receivable, less allowances of $661 and $952        15,341         16,667
  Inventories                                                   6,430          4,287
  Royalty advances                                              1,475          1,552
  Prepaid expenses and other                                    3,043          2,587
                                                           ----------     ----------
    Total Current Assets                                       32,230         28,434

Property and Equipment, net of
 accumulated depreciation and amortization
   of $2,671 and $2,172                                         2,131            982
Other Assets                                                    4,674          1,076
                                                           ----------     ----------
                                                           $   39,035     $   30,492
                                                           ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------
Current Liabilities:
  Current portion of Notes Payable                         $    3,738     $      836
  Note payable to affiliate                                     1,000          1,500
  Accounts payable                                              7,390          3,708
  Accrued royalties                                             8,465         11,296
  Reserve for returns                                           4,758          4,930
  Other current liabilities                                     5,736          3,642
                                                           ----------     ----------
    Total Current Liabilities                                  31,087         25,912
                                                           ----------     ----------

Notes Payable, net of current portion                           4,174             --

Commitments and Contingencies (Note 8)

 Shareholders' Equity:
  Common stock - 15,000,000 shares authorized;
    par value $.01; 8,316,668 and 7,567,568
    issued and outstanding                                         41             37
Additional Paid In Capital                                      9,609          7,969
Accumulated Deficit                                            (4,869)        (2,462)
Cumulative translation adjustment                              (1,007)          (964)
                                                           ----------     ----------
  Total Shareholders' Equity                                    3,774          4,580
                                                           ----------     ----------
                                                           $   39,035     $   30,492
                                                           ==========     ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS - EXCEPT SHARE AND PER SHARE DATA)

                                               1998           1997           1996
                                            ----------     ----------     ----------
NET SALES                                   $   85,626     $   75,501     $   71,987
                                            ----------     ----------     ----------

COSTS AND EXPENSES:
  Cost of goods sold                            47,670         41,387         38,665
  Advertising                                   16,808         11,520         12,520
  Selling, general & administrative             23,683         19,012         20,798

                                            ----------     ----------     ----------
    Total Costs and Expenses                    88,161         71,919         71,983
                                            ----------     ----------     ----------

OPERATING INCOME (LOSS)                         (2,535)         3,582              4
                                            ----------     ----------     ----------

NON-OPERATING INCOME (EXPENSE):
  Interest income                                   48            124            130
  Interest expense                                (490)          (122)          (409)
  Other income                                     614             --             --
  Foreign currency transaction loss                (16)          (162)          (119)
                                            ----------     ----------     ----------
    Total Non-operating Income (Expense)           156           (160)          (398)
                                            ----------     ----------     ----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                              (2,379)         3,422           (394)

PROVISION  FOR INCOME TAXES (Note 6)                28            218            351
                                            ----------     ----------     ----------

NET INCOME (LOSS)                           $   (2,407)    $    3,204     $     (745)
                                            ==========     ==========     ==========

NET INCOME (LOSS) PER SHARE;
  BASIC                                     $     (.31)    $      .43     $     (.10)
  DILUTED                                   $     (.31)    $      .41     $     (.10)
SHARES USED IN THE CALCULATION OF
INCOME (LOSS) PER SHARE;
 BASIC                                           7,736          7,527          7,460
 DILUTED                                         7,736          7,908          7,460


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS)

                                                  Common Stock         Additional                   Cumulative
                                           ------------------------     Paid In     Accumulated    Translation
                                             Shares        Amount       Capital       Deficit       Adjustment       Total
                                           ----------    ----------    ----------    ----------     ----------     ----------
Balance, July 1, 1995                      $    7,428    $       37    $    7,816    $   (4,921)    $     (479)    $    2,453

Net loss                                           --            --            --          (745)            --           (745)
Proceeds from exercise of stock options            56            --            54            --             --             54
Translation adjustment                             --            --            --            --           (198)          (198)
                                           ----------    ----------    ----------    ----------     ----------     ----------

Balance, June 30, 1996                          7,484            37         7,870        (5,666)          (677)         1,564

Net income                                         --            --            --         3,204             --          3,204
Proceeds from exercise of stock options            84            --            99            --             --             99
Translation adjustment                             --            --            --            --           (287)          (287)
                                           ----------    ----------    ----------    ----------     ----------     ----------

Balance, June 30, 1997                          7,568            37         7,969        (2,462)          (964)         4,580

Net loss                                           --            --            --        (2,407)            --         (2,407)
Proceeds from exercise of stock options           749             4         1,640            --             --          1,644
Translation adjustment                             --            --            --            --            (43)           (43)
                                           ----------    ----------    ----------    ----------     ----------     ----------

Balance, June 30, 1998                     $    8,317    $       41    $    9,609    $   (4,869)    $   (1,007)    $    3,774
                                           ==========    ==========    ==========    ==========     ==========     ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS)

                                                                                1998           1997           1996
                                                                             ----------     ----------     ----------
Cash Flows From Operating Activities:
Net income (loss)                                                            $   (2,407)    $    3,204     $     (745)
Adjustments to reconcile net income (loss) to cash provided by (used for)
  operating activities:
    Depreciation and amortization                                                 1,060            630            805
    Loss  on valuation of marketable securities                                     514             --             --
Changes in current operating items:
    Restricted cash                                                                  --             --            536
    Accounts receivable                                                           1,427         (1,927)        (3,216)
    Inventories                                                                  (1,997)         1,461          1,458
    Royalty advances                                                                 75           (347)           966
    Prepaid expenses and other                                                     (936)        (1,955)         1,395
    Accounts payable                                                              2,981          1,039           (842)
    Accrued royalties                                                            (2,809)           412          1,885
    Return reserve                                                                 (348)        (1,863)            66
    Income taxes, net                                                                62            (89)           313
                                                                             ----------     ----------     ----------
      Cash provided by (used for) operating activities                           (2,378)           565          2,621
                                                                             ----------     ----------     ----------

Investing Activities:
    Property and equipment purchases                                             (1,620)          (740)          (240)
    Proceeds from sale of property and equipment                                      4            141            215
    Music catalog additions                                                        (932)          (200)          (781)
    Acquisition of Regal Shop International  (Note 3)                              (350)            --             --
    Other                                                                          (348)          (114)           (42)
                                                                             ----------     ----------     ----------
      Cash used for investing activities                                         (3,246)          (913)          (848)
                                                                             ----------     ----------     ----------

Financing Activities:
    Issuance of long term debt                                                    4,178             --             --
    Line of Credit, Foothill Capital, net                                         3,738             --             --
    Repayments on line of credit                                                   (836)        (1,028)          (652)
    Borrowings(repayment)on note payable to affiliate                              (500)         1,500             --
    Proceeds from exercise of stock options                                       1,644             99             54
                                                                             ----------     ----------     ----------
      Cash provided by (used for) financing activities                            8,224            571           (598)
    Effect of Exchange Rate Changes on Cash and Cash Equivalents                     --           (137)           (74)
                                                                             ----------     ----------     ----------
    Net Increase in Cash and Cash Equivalents                                     2,600             86          1,101
    Cash and Cash Equivalents at Beginning of Year                                3,341          3,255          2,154
                                                                             ----------     ----------     ----------
    Cash and Cash Equivalents at End of Year                                 $    5,941     $    3,341     $    3,255
                                                                             ==========     ==========     ==========

Supplemental Cash Flow Information
    Cash Paid For -
     Interest                                                                $      476     $       67     $      220
                                                                             ==========     ==========     ==========
     Income Taxes                                                            $       60     $      268     $      494
                                                                             ==========     ==========     ==========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998, 1997 AND 1996


1.  BUSINESS AND LIQUIDITY

    K-tel International, Inc. (the "Company", "K-tel", the "Registrant") is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than thirty years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, knowledgeable personnel, information systems and distribution capabilities to launch music, video, and consumer products quickly in the North American and European markets through traditional retail and direct-response marketing channels. On May 1, 1998, the Company launched its new Internet service, K-tel Express (www.ktel.com), featuring a wide spectrum of music products for purchase by the public around the globe. Open for commerce 24 hours a day, 365 days a year, K-tel Express features more than 250,000 music titles at value prices through this online shopping service.

    The Company experienced negative cash flow of $2,378,000 cash from operations in fiscal 1998 and utilized another $3,246,000 to fund music catalog additions and information systems. These cash requirements were satisfied principally from borrowings under new credit facilities, advances made by an affiliate of the Chairman of the Board and from the exercise of stock options. As of June 30, 1998 the Company had $148,000 available for borrowings under its credit facility. The Company will have to improve its operations to comply with its credit facility covenants, as amended and further amended. The covenants as of December 31, 1999 assume proceeds from an equity placement, which cannot be assured. Future losses from businesses such as K-tel Express or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing. The Company has obtained a commitment from its Chairman of the Board to fund operations as necessary through fiscal 1999, and is in the process of formalizing the commitment in the form of a credit agreement. During the period from July 1, 1998 through October 9, 1998, an affiliate of the Chairman of the Board has advanced an additional $3,000,000 to the Company, which has been used to fund operations and investments in technology.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation - The accompanying consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

    Revenue Recognition - Revenue is generally recognized upon shipment to the customer. Most music sales are made with the right of return of unsold units. Estimated reserves for returns are established by management based on historical experience and product mix and are subject to the ongoing review and adjustment by the Company. One United States customer represented 12% of the Company's consolidated net sales for the year ended June 30, 1996. No customer represented greater than 10% of net sales for the years ended June 30, 1998 or 1997.

    Cash and Cash Equivalents - Cash and cash equivalents consist principally of cash, and short-term, highly liquid investments with original maturities of less than ninety days.

    Inventories - Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The cost of finished goods includes all direct product costs.

    Rights to Use Music Product - Certain of the Company's compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product. The amounts paid for minimum guarantees or non-returnable advances are capitalized and charged to expense as sales are made. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non-returnable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets. Licenses are subject to audit by licensors.

    In 1993 Dominion Entertainment, Inc. and K-tel Entertainment (U.K.), Ltd. filed a lawsuit against a United Kingdom entertainment company regarding infringement on a number of the Company's owned music master copyrights. During December of 1996 the Company settled the lawsuit for $950,000. The settlement consisted of a reimbursement of legal costs (which produced an $850,000 net income benefit) to the Company which was recorded as a reduction of selling, general and administrative expenses in the accompanying statement of operations for the year ended June 30, 1997. The Company also entered into a license agreement with the United Kingdom company which included an advance of future royalties. As of June 30, 1998 and 1997 approximately $389,000 and $569,000 of these amounts, respectively, have been recorded as deferred income in the accompanying balance sheets.

    Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets which range from three to nine years.

    Software Development Costs - Payroll and other direct costs of materials and services incurred during the application and development stage of developing the software for K-tel Express, the Company's Internet retailing site, have been capitalized. Such costs are being amortized on the straight-line basis over three years.

    Royalties - The Company has entered into license agreements with various record companies and publishers under which it pays royalties on units sold. The Company accrues royalties using contractual rates and certain estimated rates on applicable units sold. On a quarterly basis the contractual royalty liability is computed and the accrued royalty balance is adjusted accordingly.

    Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. At June 30, 1998 $1,337,000 of advertising was reported as assets. Advertising expense was $16,808,000, $11,520,000 and $12,520,000 for each of the years ended
    June 30, 1998, 1997 and 1996 respectively.

    Foreign Currency - The operations of all foreign entities are measured in local currencies. Assets and liabilities are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the year. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of shareholders' investment.

    Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method based under Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and recognizes compensation expense for certain stock based awards granted to employees. The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, which requires disclosure of certain pro forma information as if the Company adopted the fair value method of accounting for stock based compensation prescribed by FASB No. 123 (See Note 7).

    Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

    Stock Split - On April 21, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend payable to shareholders of record on May 1, 1998. All disclosures and applicable per share data have been retroactively restated to reflect this split.

    Net Income (Loss) Per Share - During the year ended June 30, 1998 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." As a result, all previously reported earnings (loss) per share have been restated. Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share have been computed assuming the exercise of stock options and their related income tax effect. For all periods presented common stock equivalents that were anti-dilutive were excluded from the per share calculation.

                                                                1998          1997        1996
                                                              ---------    ---------    ---------
    Basic Earnings Per Share Computation
       Weighted Average Shares Outstanding                        7,736        7,527        7,460

    Diluted Earnings Per Share Computation
       Weighted Average Shares Outstanding                        7,736        7,527        7,460
       Stock Options                                                 --          381           --
                                                              ---------    ---------    ---------
    Denominator for Diluted Earnings per Share Computation        7,736        7,908        7,460
                                                              =========    =========    =========


    Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates include allowances for bad debts, return reserves, royalty obligations and product replacement costs. Ultimate results could differ materially from those estimates.

    Recently Issued Accounting Standards - The Financial Accounting Standards Board has released SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other non-owner changes in equity, referred to as comprehensive income. The Company will adopt SFAS 130 in Fiscal 1999 and is currently analyzing the impact it will have on the disclosures in its financial statements.

    The Financial Accounting Standards Board has released Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" which requires a disclosure of business segments in the financial statements of the Company. The Company expects to adopt SFAS No. 131 in fiscal 1999 and anticipates a change in segment disclosure at the time of adoption.

    Reclassifications - Certain June 30, 1997 amounts have been reclassified to conform with current period presentation.

3.  ACQUSITION OF CERTAIN ASSETS OF REGAL SHOP INTERNATIONAL LTD.

    On March 4, 1998 the Company acquired $3,250,000 of media rights and other assets of United Kingdom based Regal Shop International Ltd. for purchase consideration of $350,000 cash and the assumption of $2,900,000 of debt. The Company has accounted for the acquisition as a purchase, and the purchase price in excess of the fair value of the net assets acquired of $500,000 has been allocated to goodwill which is being amortized over five years. Media rights of $2,400,000 are included in Other assets as of June 30, 1998 and are being amortized over a five year period. This acquisition was not material to the Company's consolidated financials.

4.  NOTES PAYABLE

                                                           1998             1997
                                                       ------------    ------------
    Term Loan                                          $  4,000,000    $         --
    Revolving Line of Credit                              3,738,000         836,000
        Other                                               174,000              --
                                                       ------------    ------------

    Total                                              $  7,912,000    $    836,000
    Less Current Portion                                  3,738,000         836,000
                                                       ------------    ------------
    Total Long Term Debt                               $  4,174,000    $         --
                                                       ============    ============

    Until November 20, 1997 the Company had a revolving credit agreement with a U.S. bank that provided borrowings of up to $2,500,000 based upon a monthly borrowing base derived from certain of the Company's U.S. Subsidiaries' accounts receivable. The loan was secured by assets of the Company's U.S. Subsidiaries, including accounts receivable, inventories, equipment and owned music master recordings and was guaranteed by the Company.

    On November 20, 1997 certain of the Company's U.S. Subsidiaries entered into a new four-year $10 million credit facility with another lending institution. The credit facility consists of a $4,000,000 term loan due in full November 20, 2001 and a $6 million revolving credit facility, limited to a percent of eligible receivables and inventory, that expires November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (8.5% at June 30, 1998) and are secured by the assets of certain U.S. Subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends to the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. On November 20, 1997 a portion of the proceeds from the funding of the credit facility were used to repay in full the bank revolving credit agreement discussed in the preceding paragraph and such agreement was terminated. As of June 30, 1998 the amount outstanding under the revolving credit facility was $3,738,000 and the maximum additional available under the borrowing limitations at June 30, 1998 was $148,000. The maximum amount outstanding under the line of credit was $4,417,000 during fiscal 1998. The Company was either in compliance with or had obtained waivers for all covenants, limitations and restrictions. The Company has renegotiated certain financial covenants with the lender for fiscal 1999. Future losses from businesses such as K-tel Express or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing.

5.  NOTE PAYABLE TO AFFILIATE

    From time to time the Company has borrowed from K-5 Leisure Products, Inc., ("K-5") an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. The Company pays interest at prime rate (8.5% at June 30, 1998) on the unpaid principal amount of financing which is due on demand. As of June 30, 1998 and 1997 K-5 Leisure Products, Inc. had advanced $1,000,000 and $1,500,000 to the Company. Subsequent to June 30, 1998 an additional $3,000,000 was advanced to the Company.

6.  INCOME TAXES

    The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes is computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

    The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):

                                                                     1998           1997          1996
                                                                  ----------     ----------    ----------
    Income (loss) before provision (benefit) for income taxes:
       United States                                              $   (3,702)    $    1,694    $      141
       Foreign                                                         1,323          1,728          (535)
                                                                  ----------     ----------    ----------
        Total                                                     $   (2,379)    $    3,422    $     (394)
                                                                  ==========     ==========    ==========

    Provision (benefit) for income taxes:
      Currently payable
       United States                                              $     (119)    $      111    $      210
       Foreign                                                           147            107           141
                                                                  ----------     ----------    ----------

        Total currently payable and
        total provision  for income taxes                         $       28     $      218    $      351
                                                                  ==========     ==========    ==========

    A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 are as follows:

                                                          1998         1997         1996
                                                         -------      -------      -------
    Federal statutory rate                                    34%          34%          34%
    State Taxes, net of Federal benefit                        2%           1%         (26)%
    Change in valuation allowance                            (39)%        (29)%        (99)%
    Effect of different tax rates on foreign earnings          2%          --            2%
                                                         -------      -------      -------
                                                              (1)%          6%         (89)%
                                                         =======      =======      =======

    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Temporary differences, which are all deferred tax assets, are as follows (in thousands):

                                                           June 30,       June 30,
                                                             1998           1997
                                                         -----------     ----------
    Net operating loss carryforwards                     $    13,522     $    5,486
    Alternative minimum tax credits                              432            411
    Reserve for returns                                        1,477          1,419
    Depreciation and amortization                                263            136
    Royalty reserves                                             355            964
    Inventory reserves                                           274            943
    Nondeductible accruals                                       286            647
    Allowance for bad debts                                      198            284
    Valuation allowance                                      (16,807)       (10,290)
                                                         -----------     ----------
                                                         $        --     $       --
                                                         ===========     ==========

    A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability is assured.

    For U.S. tax reporting purposes, the Company has net operating loss carryforward ("NOL") of approximately $36,649,000. Of this amount approximately $8,590,000 is available only through the year 2000 and another $8,492,000 will be available only through 2001. The rest of the NOL carryforward will be available through the year 2013. However, of the amount available through 2013, $14,877,000 relates to deductions associated with the exercise of stock options. The tax benefit of approximately $5,355,000 associated with this stock option deduction will be recorded as additional paid-in capital when realized. The tax NOL carryforward may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $432,000 in U.S. federal alternative minimum tax credits which may be utilized in the future of offset any regular corporate income tax liability. NOL's available in foreign countries approximated $1,400,000 as of June 30, 1998.

7.  CAPITAL TRANSACTIONS

    Stock Incentive Plan

    The Company has in place a Stock Incentive Plan for officers and other key employees of the Company. Under the terms of this plan the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock. The Company's 1987 plan covered a maximum of 700,000 shares of common stock. There were 495,400 net shares granted under this plan as of June 30, 1998. In February 1997 the Company's Board of Directors approved a new stock option plan covering a maximum of 600,000 shares of common stock. There were 575,000 shares granted under this plan as of June 30, 1998.

    Restricted and Non-Qualified Stock Options

    In addition to stock options granted under the terms of the Stock Incentive Plan, the Board of Directors has the sole authority to grant employees, officers and directors restricted and non-qualified stock options outside the Stock Incentive Plan. The Board of Directors determines the type, size and terms of the grants, timing of the grants, the duration of the exercise period and any other matters pertaining to options or awards granted outside of the Stock Incentive Plan.

    The Share information for all plans is summarized below:

                                                  Incentive         Non-qualified        Restricted
                                                Stock Options       Stock Options      Stock Options
                                               --------------      --------------     --------------
    Outstanding July 1, 1995                          300,050              94,750            345,000

    Granted                                                --                  --                 --
    Exercised - at prices ranging from
    $.75 - $1.50 per share                           (48,800)             (4,250)                  -
    Forfeited                                        (30,250)             (4,250)          (290,000)
                                               --------------      --------------     --------------
    Outstanding June 30, 1996                         221,000              86,250             55,000

    Granted                                            83,000                  --            860,000
    Exercised - at prices ranging from
    $.75 - $3.375 per share                          (47,174)            (36,250)                 --
    Forfeited                                        (12,050)             (6,000)           (30,000)
                                               --------------      --------------     --------------
    Outstanding June 30, 1997                         244,776              44,000            885,000

    Granted                                           590,000             500,000            231,000
    Exercised - at prices ranging from
    $.75 - $14.345 per share                        (247,100)            (47,000)          (455,000)
    Forfeited                                         (7,100)                  --                 --
                                               --------------      --------------     --------------
    Outstanding June 30, 1998                         580,576             497,000            661,000
                                               ==============      ==============     ==============

    Exercise Prices                            $.75 - $14.345      $.75 - $14.345     $2.00 - $4.125

    Options Excercisable (1)                            9,476              26,000            631,000


(1) Subsequent to year end the Company announced it would allow employees who were granted options under the existing stock option plans the opportunity to exercise certain unvested stock options during the months of September, October and November of 1998. The options not exercised during this period will revert back to the original vesting schedule. Under this plan 250,300 additional Incentive Options may be exercisable during this period that are not included in the above table.

    Pro forma Option Information

    Effective June 30, 1997 the Company adopted SFAS No. 123. "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue to account for its stock option plans under the provisions of APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation costs for these plans been recorded at fair value consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                1998             1997
                                             ----------       ----------
    Net income (in thousands):
      As reported                            $   (2,407)      $    3,204
      Pro forma                              $   (3,577)      $    2,757

    Basic EPS:
      As reported                            $     (.31)      $      .43
      Pro forma                              $     (.46)      $      .37

    Diluted EPS:
      As reported                            $     (.31)      $      .41
      Pro forma                              $     (.46)      $      .35

    The weighted average fair values of options granted in fiscal 1998 was $6.10 and in fiscal 1997 was $2.20. No options were granted in fiscal 1996.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

                                                1998          1997
                                             ----------    ----------
           Risk-free interest rate              5.12%          6.3%
           Expected life                      5 years       5 years
           Expected volatility                   100%           57%
           Expected dividend yield               None          None


    Because the measurement provisions of SFAS No. 123 have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

8.  COMMITMENTS AND CONTINGENCIES

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

    K-tel International Inc. v. Platinum Entertainment Inc. In September 1997 the Company commenced a declaratory judgment action against Platinum Entertainment, Inc. ("Platinum") in Minnesota state court. The Company alleged that it was entitled to $1.75 million which Platinum deposited in an earnest money escrow account pursuant to Platinum's agreement to purchase two of the Company's subsidiaries, K-tel International (USA), Inc. and Dominion Entertainment, memorialized in the March 1997 Purchase and Sale Agreement. The Company further alleged claims of breach of the March 1997 Purchase and Sale Agreement and related confidentiality agreement, defamation, fraud, and promissory estoppel.

    Platinum removed the action to federal court and asserted a counterclaim against the Company seeking a declaration that Platinum was entitled to the earnest money and alleging claims of breach of contract and fraudulent inducement. While still engaged in the discovery process the parties settled the action between themselves, agreeing to a payment to K-Tel International, Inc. of $875,000 of the earnest money escrow and reimbursement by Platinum of certain accounting fees paid by the Company, along with an exchange of releases. The parties also stipulated to the dismissal of the action with prejudice and the Court dismissed the action with prejudice by Order dated July 7, 1998.

    Early v. K-tel International Inc. On March 10, 1997 Mr. Christopher Early filed a class action Complaint against K-tel International, Inc. ("the Company"), Dominion Entertainment, Inc., and certain retailers in the Circuit Court of Cook County, Illinois. The defendants removed the action to the United States District Court for the Northern District of

    Illinois on April 3, 1997. On March 30, 1998 Mr. Early obtained leave to file an Amended Complaint adding K-tel International (USA), Inc. and one additional retailer as defendants, purporting to allege class actions under
    (1) the Illinois Consumer Fraud and Deceptive Trade Practices Act and (2) the Racketeer Influenced and Corrupt Organizations Act for allegedly deceptive packaging of certain tapes and compact discs which packaging allegedly defrauded consumers into believing that certain recordings thereon were original rather than new recordings. On behalf of the class, Early purports to seek (1) treble damages; (2) compensatory damages; (3) punitive damages; (4) an injunction prohibiting "the further sale of mislabeled tapes and CD's;" and (5) attorneys' fees and costs. The defendants have moved to dismiss the Amended Complaint and in the alternative for a partial summary judgment on one aspect thereof. This motion has been fully briefed but not ruled upon and discovery has not commenced. The Company has indemnified the retailer defendants in this matter. The Company believes the case is without merit and intends to contest the case vigorously.

    Leases

    The Company has entered into several office and warehouse leases which expire through 2003. Commitments under these leases are $719,000 in 1999, $757,000 in 2000, $713,000 in 2001, $293,000 in 2002 and $11,000 in 2003.
    Rental expense was $885,000 in 1998, $988,000 in 1997 and $1,000,000 in
    1996.

    Other

    The Company has made certain commitments for marketing, advertising and technical services relating to K-tel Express that will be provided over the next fiscal year that will require payments up to $600,000 and the issuance of 15,000 restricted shares of the Company's common stock.

9.  OPERATIONS BY GEOGRAPHIC AREA

    The following table sets forth the Company's operations by geographic area as of and for the fiscal years ended June 30 (in thousands):

                                           1998          1997           1996
                                       ----------     ----------     ----------
    Net Sales:
    ---------

    North America                      $   55,883     $   47,786     $   48,605
    Europe                                 29,743         27,715         23,382
                                       ----------     ----------     ----------
    Net Sales                          $   85,626     $   75,501     $   71,987
                                       ==========     ==========     ==========

    Operating Income (Loss):
    -----------------------

    North America                      $   (2,074)    $    2,672     $    1,997
    Europe                                  1,806          2,343            (38)
    General Corporate Expenses, net        (2,267)        (1,433)        (1,955)
                                       ----------     ----------     ----------
    Operating Income (Loss)            $   (2,535)    $    3,582     $        4
                                       ==========     ==========     ==========

    Identifiable Assets:
    --------------------

    North America                      $   24,574     $   22,781     $   20,282
    Europe                                 14,461          7,711          7,513
                                       ----------     ----------     ----------
    Identifiable Assets                $   39,035     $   30,492     $   27,795
                                       ==========     ==========     ==========

10. RELATED PARTY TRANSACTIONS

    K-5 Leisure Products, Inc., an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer, has from time to time made advances to the Company. Advances on this facility reached $1,500,000 as of November 20, 1997 when the debt was repaid in full from the borrowings under the Company's credit facility. As of June 30, 1998 K-5 Leisure Products, Inc. had advanced an additional $1,000,000 to the Company and an additional $3,000,000 subsequent to June 30, 1998. The Company pays interest on the unpaid principal amount of financing at the same rate as the Company pays on its credit facility, until repayment of the loan, which is due on demand. The Company paid interest of $95,000 in 1998, $59,000 in 1997 and no interest was paid or due in 1996.

    The Company purchased approximately $334,000 in fiscal 1998, $381,000 in fiscal 1997 and $1,050,000 in fiscal 1996 of consumer convenience product from an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. Management believes purchase prices for these products were at prices comparable to transactions with an unrelated third party. There was a payable amount of $9,000 at June 30, 1998, $255,000 at June 30, 1997 and there was no balance payable at June 30, 1996.

    The Company sold approximately $39,000 during fiscal 1998, $229,000 in fiscal 1997 and $217,000 in fiscal 1996 of consumer convenience product to an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. There was a balance receivable from the affiliate at June 30, 1998 of $4,000, $83,000 at June 30, 1997 and there was no receivable balance owed to the Company at June 30, 1996. Outstanding balances are settled on a timely basis. No interest was charged on the related outstanding balances during fiscal 1998.

                                   SCHEDULE II

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the years ended June 30, 1998, 1997, and 1996

                                 (In thousands)

                                           Charged to
                         Balance at         Costs and        Charged to                              Balance at
                        Beginning of     Expenses or Net       Other                                   End of
                           Period             Sales           Accounts          Deductions             Period
                        ------------     ---------------    -----------         -----------         -----------
Allowance for
Doubtful Accounts
--------------------

1998                    $       952       $       986       $        (1)(1)     $    (1,276)(2)     $       661
1997                    $     1,035       $       533       $       (29)(1)     $      (587)(2)     $       952
1996                    $       771       $       694       $       (15)(1)     $      (415)(2)     $     1,035

Reserve for
Returns
--------------------

1998                    $     4,930       $    13,943       $        (9)(1)     $   (14,106)        $     4,758
1997                    $     6,817       $    10,096       $       (24)(1)     $   (11,959)        $     4,930
1996                    $     6,802       $    10,485       $       (18)(1)     $   (10,452)        $     6,817


(1) Exchange rate change

(2) Uncollectible accounts written off, net of recoveries