Form 10-Q
period 1998-09-30
K TEL INTERNATIONAL INC
filed 1998-11-17
CIK 54193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practical date. As of September 30, 1998, there were 8,335,668 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


PART I.  Financial Information:                                             Page

         Item 1. Consolidated Balance Sheets as of September 30, 1998
                   and June 30, 1998                                          3

                 Consolidated Statements of Operations and Comprehensive
                   Income for the Three Months ended September 30, 1998
                   and 1997                                                   4

                 Consolidated Statements of Cash Flows for the Three Month
                   Periods Ended September 30, 1998 and 1997                  5

                 Notes to Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        8


PART II. Other Information:

         Item 6. Exhibits and Reports on Form 8-K                            12

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND JUNE 30, 1998
                                 (IN THOUSANDS)

                                                   September 30,      June 30,
                                                       1998             1998
                                                  ------------      ------------
                                                   (UNAUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                       $      3,948      $      5,941
  Accounts receivable, net                              14,736            15,341
  Inventories                                            7,253             6,430
  Royalty and other advances                             1,949             1,475
  Prepaid expenses and other                             3,399             3,043
                                                  ------------      ------------
     Total Current Assets                               31,285            32,230

Property and Equipment, net of
 accumulated depreciation and amortization of
 $2,827 and $2,671                                       2,433             2,131
Other Assets                                             4,655             4,674
                                                  ------------      ------------

                                                  $     38,373      $     39,035
                                                  ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Current portion of Notes Payable                $      9,146      $      3,738
  Note payable to affiliate                              3,000             1,000
  Accounts payable                                       7,556             7,390
  Accrued royalties                                      8,401             8,465
  Reserve for returns                                    4,457             4,758
  Other current liabilities                              4,713             5,736
                                                  ------------      ------------
     Total Current Liabilities                          37,273            31,087

Notes Payable, net of current portion                      188             4,174

Shareholders' Equity:
  Common stock                                              41                41
  Additional Paid In Capital                             9,634             9,609
  Accumulated Deficit                                   (7,946)           (4,869)
  Cumulative translation adjustment                       (817)           (1,007)
                                                  ------------      ------------
     Total Shareholders' Equity                            912             3,774
                                                  ------------      ------------

                                                  $     38,373      $     39,035
                                                  ============      ============

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                     Three Months Ended
                                                        September 30,
                                               ------------------------------
                                                   1998               1997
                                               ------------      ------------
NET SALES                                      $     18,792      $     25,135
                                               ------------      ------------

COSTS AND EXPENSES:
  Cost of goods sold                                 10,434            14,804
  Advertising                                         4,430             3,726
  Selling, general & administrative                   7,089             5,212
                                               ------------      ------------

     Total Costs and Expenses                        21,953            23,742
                                               ------------      ------------


OPERATING INCOME (LOSS)                              (3,161)            1,393
                                               ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income                                        15                16
  Interest expense                                     (159)              (70)
  Foreign currency transaction gain (loss)              174               (30)
                                               ------------      ------------

     Total Other Income (Expense)                        30               (84)
                                               ------------      ------------


INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                           (3,131)            1,309

(PROVISION) BENEFIT FOR INCOME TAXES                     54              (102)
                                               ------------      ------------


NET INCOME  (LOSS)                             $     (3,077)     $      1,207
                                               ============      ============

INCOME (LOSS) PER SHARE;
  BASIC                                        $       (.37)     $        .16
  DILUTED                                      $       (.37)     $        .15

SHARES USED IN THE CALCULATION OF
INCOME (LOSS) PER SHARE;
  BASIC                                               8,318             7,610
  DILUTED                                             8,318             8,013

OTHER COMPREHENSIVE INCOME;

  Net income  (loss)                           $     (3,077)     $      1,207
    Foreign currency gain                               190                12
                                               ------------      ------------
                                               $     (2,887)     $      1,219
                                               ============      ============

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                             Three Months Ended
                                                                                September 30,
                                                                            1998            1997
                                                                         ----------      ----------
Cash Flows From Operating Activities:
  Net income (loss)                                                      $   (3,077)     $    1,207
  Adjustments to reconcile net income to cash provided by (used for)
    Operating activities:
    Depreciation and amortization                                               402             187
    Changes in current operating items:
      Accounts receivable                                                       760          (1,323)
      Inventories                                                              (675)           (748)
      Royalty and other advances                                               (462)         (1,303)
      Prepaid expenses and other                                               (271)           (329)
      Current liabilities                                                    (1,558)          2,705
                                                                         ----------      ----------
       Cash provided by (used for) operating activities                      (4,881)            396
                                                                         ----------      ----------

Cash flows from investing activities:
  Property and equipment purchases                                             (354)           (106)
  Music catalog additions                                                        12             (13)
  Other                                                                        (156)            (49)
                                                                         ----------      ----------
    Cash used for investing activities                                         (498)           (168)

Cash flows from financing activities:
  Borrowings on line of credit, Foothill Capital, net                         1,407              --
  Repayments on line of credit                                                   --            (787)
  Proceeds on note payable to affiliate                                       2,000              --
  Proceeds from exercise of stock options                                        26              46
                                                                         ----------      ----------
    Cash provided by (used for) financing activities                          3,433            (741)
                                                                         ----------      ----------

Effect of exchange rates on cash                                                (47)             11
                                                                         ----------      ----------

Net decrease in cash and cash equivalents                                    (1,993)           (502)

Cash and cash equivalents at beginning of year                                5,941           3,341
                                                                         ----------      ----------

Cash and cash equivalents at period end                                  $    3,948      $    2,839
                                                                         ==========      ==========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND DESCRIPTION

      K-tel International, Inc. is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than thirty years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, knowledgeable personnel, information systems and distribution capabilities to launch music, video and consumer products quickly in the North American and European markets through traditional retail and direct-response marketing channels. On May 1, 1998, the Company launched its new Internet service, K-tel Express (www.ktel.com), featuring a wide spectrum of music products for purchase by the public around the globe. Open for commerce 24 hours a day, 365 days a year, K-tel Express features more than 250,000 music titles at value prices through this on-line shopping service. Revenue generated from K-tel Express through September 30, 1998 has not been material.

      In 1997, the Company formed a U.S. media-buying and infomercial-marketing subsidiary, which performed media buying services for third parties and also marketed products through infomercials produced by third parties. As of June 30, 1988, due to accumulated losses of $2,300,000, the Company curtailed most of these media buying operations. In March of 1998, the Company acquired certain media and other assets of United Kingdom based Regal Shop International Ltd. and began operating as K-tel Marketing (UK) Limited. In September 1998 the Company discontinued marketing and distribution activities of its home video product line.

2.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

3.    RECENTLY ISSUED ACCOUNTING STANDARD

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", requires disclosure of business segments in the financial statements of the Company. The Company expects to adopt SFAS No. 131 in the forth quarter of fiscal 1999 and anticipates a change in segment disclosure at the time of adoption.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The company will be required to adopt SFAS No. 133 no later than January 1, 2000. K-tel International, Inc. has not entered into any derivative financial instruments as of September 30, 1998. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments that are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

4.    COMPUTATION OF NET INCOME (LOSS) PER SHARE

      For the three-month period ended September 30, 1997, weighted average shares outstanding included common stock equivalents of approximately 403,000 related to stock options. For the quarter ended September 30, 1998 no common stock equivalents were included because they would have been anti-dilutive.

5.    CREDIT FACILITY

      The Company has an existing $10 million credit facility with a lending institution. The credit facility consists of a $4 million term loan due in full on November 20, 2001 and a $6 million revolving credit facility, limited to a percent of eligible receivables and inventory, that expires November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (8.5% at September 30, 1998) and are secured by the assets of certain U.S. Subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. As of September 30, 1998, $4,000,000 was outstanding under the term loan and $5,146,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations at that date was $72,742. The Company was either in compliance with or had obtained waivers for all covenants, limitations and restrictions. The Company has amended certain financial covenants with the lender for fiscal 1999 and beyond, and expects to be out of compliance with the tangible net requirement until the Company achieves the necessary level of profitable operations, obtains an equity infusion or further modifies the covenants. As such, the Company has reclassified its $4 million term loan to current as of September 30, 1998. Future losses from businesses such as K-tel Express or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing. There can be no assurances that such financing will be available on terms satisfactory to the Company.

6.    OPERATIONS

      Operations for the three month period ended September 30, 1998 include: i) a loss of $650,000, included in cost of goods, incurred by the Company when it discontinued marketing and distribution activities of its home video product line, ii) a loss of $800,000, included in advertising costs, relating to the write-offs of certain infomercials and remaining deferred media assets from its curtailed third party media buying operation because management determined such assets were not realizable, and iii) a loss of $250,000, included in selling, general and administrative expenses, incurred by the Company when it discontinued certain catalog operations in Germany.

7.    SUBSEQUENT EVENT

      Subsequent to September 30, 1998, the Company and Playboy Enterprises, Inc. entered into an agreement to create a co-branded online music store within Playboy.com, Playboy's free web site. The companies also agreed that K-tel would create certain Playboy private label compilations which K-tel would have the exclusive right to market and sell in the United States. The term of the agreement, which is subject to extension based upon mutual agreement by both parties, is initially for two years, except that K-tel will have the right to sell each Playboy private label compilation created under the agreement for an additional 5 years following expiration of the term. In accordance with the agreement, the Company is required to make guaranteed monthly payments totaling $900,000 over the initial two year contract term that will be used to offset royalties to Playboy Enterprises, Inc.

ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      GENERAL - K-tel International, Inc. is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than thirty years of marketing experience in the United States ("U.S."), Canada and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to launch music, video, and consumer products quickly in the North American and European markets through traditional retail and direct-response marketing channels. On May 1, 1998, the Company launched its new Internet service, K-tel Express (www.ktel.com), featuring a wide spectrum of music products for purchase by the public around the globe. Open for commerce 24 hours a day, 365 days a year, K-tel Express features more than 250,000 music titles at value prices through this on-line shopping service. Revenue generated from K-tel Express through September 30, 1998 has not been material.

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

      In 1997, the Company formed a U.S. media buying and infomercial-marketing subsidiary, which performed media buying services for third parties and also marketed products through infomercials produced by third parties. As of June 30, 1998, due to accumulated losses of $2,300,000 the Company curtailed most of these media buying operations.

      In March of 1998, the Company acquired certain media and other assets of United Kingdom based Regal Shop International Ltd. and began operating these assets as K-tel Marketing (UK) Limited. In September 1998, the Company discontinued its K-tel home video product line.

A.    RESULTS OF OPERATIONS

      Consolidated net sales for the three months ended September 30, 1998 were $18,792,000 with an operating loss of $3,161,000 and a net loss of $3,077,000, or $.37 per basic and diluted share. Consolidated net sales for the same period in the prior year were $25,135,000 with operating income of $1,393,000 and net income of $1,207,000, or $.16 per basic and $.15 per diluted share. The following tables set forth, for the periods indicated, results of operations by geographic region as a percentage of net sales. All amounts are in thousands of dollars.

                                                                  Three Months Ended September 30, 1998
                                       ---------------------------------------------------------------------------
                                       North                                                Corporate
                                       America                     Europe                    Expenses       Total
                                       --------                   --------                   --------     --------
Net Sales                              $  9,677          100%     $  9,115          100%           --     $ 18,792          100%

Costs and expenses
  Cost of goods sold                      6,462           67         3,972           44            --       10,434           55
  Advertising                             1,956           20         2,474           27            --        4,430           24
  Selling, general & administrative       3,085           32         3,368           37           636        7,089           38
                                       --------     --------      --------     --------      --------     --------     --------

Operating income (loss)                  (1,826)         (19)         (699)          (8)         (636)      (3,161)         (17)
                                       --------     --------      --------     --------      --------     --------     --------

Interest (expense) income, net              (62)          --            12           --           (94)        (144)          --
Foreign translation adjustment, net         130           --            28           --            16          174           --
Benefit (provision) for taxes, net           76           --           (65)          --            43           54           --
                                       --------     --------      --------     --------      --------     --------     --------
Net income (loss)                      $ (1,682)          --      $   (724)          --      $   (671)    $ (3,077)          --
                                       ========     ========      ========     ========      ========     ========     ========

                                                                  Three Months Ended September 30, 1997
                                       ---------------------------------------------------------------------------
                                       North                                                Corporate
                                       America                     Europe                    Expenses       Total
                                       --------                   --------                   --------     --------
Net Sales                              $ 17,818          100%     $  7,317          100%           --     $ 25,135          100%

Costs and expenses
  Cost of goods sold                     11,472           64         3,332           46            --       14,804           59
  Advertising                             2,258           13         1,468           20            --        3,726           15
  Selling, general & administrative       2,943           17         1,720           23           549        5,212           21
                                       --------     --------      --------     --------      --------     --------     --------

Operating income (loss)                   1,145            6           797           11          (549)       1,393            5
                                       --------     --------      --------     --------      --------     --------     --------

Interest (expense) income, net              (36)          --             9           --           (27)         (54)          --
Foreign translation adjustment, net         (76)          --            45           --             1          (30)          --
Benefit (provision) for taxes, net          (80)          --           (59)          --            37         (102)          --
                                       --------     --------      --------     --------      --------     --------     --------
Net income (loss)                      $    953           --      $    792           --      %   (538)    $  1,207           --
                                       ========     ========      ========     ========      ========     ========     ========

      CONSOLIDATED NET SALES for the three months ended September 30, 1998 decreased $6,343,000, or 25%, from the comparable period in 1997. North American sales for the three months ended September 30, 1998 decreased $8,141,000, or 46%, from the comparable period in 1997. This decrease was mainly due to a $5,800,000 decrease in sales that resulted from the curtailment of the Company's U.S. media buying and infomercial operations from the comparable period in 1997, and from a $2,500,000 decrease in music and consumer product sales from the comparable period in 1997. European sales for the three months ended September 30, 1998 increased $1,798,000, or 25%, from the comparable period in 1997. The increase relates to $2,700,000 of sales generated from the Company's new marketing operation (K-tel Marketing (UK) Limited) that began operations in April 1998 concurrent with the Company's acquisition of assets of Regal
      Shop International. This increase was offset by a decrease in sales from the comparable period in 1997 of approximately $1,500,000 from the Company's German operations.

      CONSOLIDATED COST OF GOODS SOLD AS A PERCENTAGE OF NET SALES for the nine months ended September 30, 1998 were 55% as compared to 59% in the comparable period in 1997. Cost of goods sold as a percentage of net sales for North America for the three months ended September 30, 1998 were 67% as compared to 64% in the comparable period in 1997. The increase is mainly due to a loss of $650,000 incurred by the Company when it discontinued marketing and distribution of its home video product line. European cost of goods sold were 44% as compared to 46% in the comparable period in 1997 as the gross margins were slightly higher on merchandise sold via direct response during the three months ended September 30, 1998 as compared to the merchandise sold in the comparable period in 1997.

      CONSOLIDATED ADVERTISING COSTS for the three months ended September 30, 1998 increased $704,000, or 19%, from the comparable period in 1997. North American advertising costs for the three months ended September 30, 1998, decreased $302,000, or 13%, from the comparable period in 1997. The majority of this decrease related to advertising costs incurred by the Company's U.S. media buying and infomercial operations which were $1,200,000 for the three months ended September 30, 1997. There were no such costs in the comparable period in 1998. This decrease was offset by an increase in advertising costs for the three month period ended September 30, 1998 that resulted from write offs and charges of approximately $800,000 of infomercials and deferred advertising costs incurred by the Company on products no longer marketed. European advertising costs for the three months ended September 30, 1998 increased $1,006,000, or 69%, from the comparable period in 1997. This increase specifically relates to a dvertising costs incurred by K-tel Marketing
      (UK) Limited, the Company's United Kingdom marketing operation that was not in existence for the comparable period in 1997.

      CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the three months ended September 30, 1998, increased $1,877,000, or 36%, from the comparable period in 1997. North American selling, general and administrative expenses for the three months ended September 30, 1998 increased $142,000, or 5% from the comparable period in 1997. The majority of the increase related to $600,000 of K-tel Express expenses which was not in existence in the prior year comparable period in 1997. This increase was partially offset by lower selling, general and administrative expense due to discontinued operations in the Company's media buying business. European selling, general and administrative expenses for the three months ended September 30, 1998 increased $1,680,000, or 96%, from the comparable period in 1997. This increase relates primarily to $1,100,000 of costs incurred by K-tel Marketing (UK) Limited, the Company's United Kingdom marketing operation that was not in existence in the comparable period in 1997 and a $250,000 loss incurred when the Company discontinued a catalog operation in its German subsidiary.

      OPERATING INCOME for the three months ended September 30, 1998 decreased $4,554,000 to a loss of $3,161,000 from the comparable period in 1997. North American operating income for the three months ended September 30, 1998 decreased $2,971,000 to a loss of $1,826,000, from the comparable period in 1997. The majority of the decrease relates to write-offs of approximately $1,450,000 of certain non-music related assets and curtailments of marginal business lines, a difference in earnings of $1,100,00 that resulted from decreased music and consumer product sales, and $600,000 from the Company's continued investment in its e-commerce operations. European operating income for the three months ended September 30, 1998 decreased $1,496,000 to a loss of $699,000 from the comparable period in 1997. The decrease related mostly to losses from the Company's operation in Germany caused by a decrease in sales volume, including a loss of $250,000 when the Company discontinued its catalog operation in Germany.

      INTEREST EXPENSE for the three months ended September 30, 1998, increased $89,000 to $159,000, as compared to $70,000 in the same period in 1997. The increase in interest expense corresponds with the increased borrowings made by the Company during these periods under its existing credit facilities. During the three months ended September 30, 1998, the Company experienced a foreign currency transaction gain of $174,000, compared to a loss of $30,000 experienced during the comparable period in the prior year. Most of the Company's foreign currency transaction exposure is due to its European subsidiaries' liabilities, which are payable to the Company's U.S. parent or U.S. subsidiaries. In accordance with generally accepted accounting principles the payable balances are adjusted quarterly to the local currency equivalent of the U.S. dollar. The majority of the translation losses for the three-month period ended September 30, 1998 were the result of these intercompany liabilities. Gains or losses resulting from these intercompany liabilities remain unrealized until such time as the underlying liabilities are settled.

      INCOME TAXES for the three months ended September 30, 1998, were a benefit of $54,000 compared to a provision of $102,000 in the comparable period in 1997. Variations in the Company's tax provision are a factor of the country of origin of profits and the availability of net operating loss carryforwards.

      Operating results for the three month period is not necessarily indicative of the results that may be expected for the full year.


B.    LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended September 30, 1998, the Company experienced negative cash flow from operations of $4,881,000, and utilized another $498,000 for investing activities. To finance the above, the Company borrowed an additional $1,407,000 under its existing credit facilities, and borrowed $2,000,000 from an affiliate of its Chairman of the Board and Chief Executive Officer.

      The Company has an existing $10 million credit facility with a lending institution. The credit facility consists of a $4 million term loan due in full on November 20, 2001 and a $6 million revolving credit facility, limited to a percent of eligible receivables and inventory, that expires November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (8.5% at September 30, 1998) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. As of September 30, 1998, $4,000,000 was outstanding under the term loan and $5,146,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations at that date was $72,742. The Company was either in compliance with or had obtained waivers for all covenants, limitations and restrictions. The Company has amended certain financial covenants with the lender for fiscal 1999 and beyond, and expects to be out of compliance with the tangible net requirement until the Company achieves the necessary level of profitable operations, obtains an equity placement infusion or further modifies the covenants. As such, the Company has reclassified its $4 million term loan to current as of September 30, 1998.

      chairman has agreed to fund any capital requirements, if necessary, through September 30, 1999. Future losses from businesses such as K-tel Express or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing. There can be no assurances that such financing will be available on terms satisfactory to the Company.

      K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer, has from time to time made advances to the Company. As of September 30, 1998 K-5 had advanced $3,000,000 to the Company and advanced an additional $440,000 subsequent to September 30, 1998. The Company pays interest on the unpaid principal amount of financing at the same rate as the Company pays on its credit facility, until repayment of the loan, which is due on demand.

      The Company has primarily funded its operations to date through internally generated capital, bank financing or advances made by an affiliate of the Chairman of the Board and Chief Executive Officer. However, the Company anticipates that it will require additional cash in order to further develop and promote its Internet retail music site, K-tel Express. Although the Company has made no material commitments for capital expenditures, it anticipates a substantial increase in funding requirements for development and acquisition of technology, marketing and promotion, payment of $900,000 over two years to Playboy Enterprises, Inc. and for capital expenditures to develop the infrastructure necessary for the anticipated growth in operations. To date, the Company has no commitments for any additional financing and there can be no assurance that such commitments can be obtained on favorable terms, if at all. The Company has available to it funding from a company owned by the Company's Chairman of the Board and Chief Executive Officer. Although management does not have access to the financial statements of the Chairman's other companies, he has committed to the Company that he will fund its operations through fiscal 1999 and the Company is in the process of formalizing the commitment in the form a credit agreement.

      During the first three months of fiscal 1999, the Company purchased approximately $25,000 of consumer convenience product from an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. The Company owed approximately $37,000 to the affiliate at September 30, 1998. This same affiliate purchased approximately $2,000 of consumer convenience products from the Company during the three months ended September 30, 1998 and owed the Company $35,000 at September 30, 1998. No interest will be charged on the related outstanding balances during fiscal 1998.

      The Company has been notified by the Nasdaq Stock Market that the Company failed to meet the minimum tangible net asset requirement necessary for continued listing on the Nasdaq National Market. The Company has requested a hearing to the de-listing procedures before the Nasdaq Listing Qualifications Panel to obtain a temporary extension to these requirements and an opportunity to raise additional capital to satisfy the requirements. There is no assurance that the Company will be successful in its attempt to remain listed on the Nasdaq National Market. If the Company is de-listed from the National Market, the Company may apply to the Nasdaq Small Cap Market.

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

      Euro Conversion Disclosure

      On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. At this point, the Company can not yet predict the anticipated impact of the euro conversion on the Company.

      Important Factors Relating to Forward Looking Statements - Information in this form 10Q may contain forward-looking statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results and performance may differ materially from the forward-looking statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for and market acceptance of new and existing products, the impact from competition for Internet content, merchandise and recorded music, dependence on strategic alliance partners, suppliers and distributors, market acceptance of the Internet for commerce and as a medium for advertising, technological changes and difficulties, and availability of financing.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBIT INDEX

      (b)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       K-TEL INTERNATIONAL, INC.
                                       ----------------------------------------
                                       REGISTRANT


                                       /s/ PHILIP KIVES
                                       ----------------------------------------
                                       PHILIP KIVES
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                       /s/ LAWRENCE KIEVES
                                       ----------------------------------------
                                       LAWRENCE KIEVES
                                       PRESIDENT


                                       /s/ COREY FISCHER
                                       ----------------------------------------
                                       COREY FISCHER
                                       CHIEF FINANCIAL OFFICER
                                       (principal accounting officer)