Form 10-Q
period 1998-12-31
K TEL INTERNATIONAL INC
filed 1999-02-16
CIK 54193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practical date. As of December 31, 1998, there were 9,521,894 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                  FOR THE QUARTER ENDED DECEMBER 31, 1998INDEX

PART I.  Financial Information: Page

     Item 1.   Consolidated Balance Sheets as of December 31, 1998 and
                and June 30, 1998                                             3

               Consolidated Statements of Operations and Comprehensive
                Income for the Three and Six Month periods ended
                December 31, 1998 and 1997                                    4

               Consolidated Statements of Cash Flows for the Six Month
                Periods Ended December 31, 1998 and 1997                      5

               Notes to Consolidated Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8


PART II. Other Information:

     Item 1.   Legal Proceedings                                              12

     Item 6.   Exhibits and Reports on Form 8-K                               12

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1998
                                 (IN THOUSANDS)

                                                         December 31,       June 30,
                                                             1998             1998
                                                         -----------      -----------
                                                         (UNAUDITED)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                              $     5,515      $     5,941
  Accounts receivable, net                                    15,077           15,341
  Inventories                                                  8,240            6,430
  Royalty and other advances                                   2,244            1,475
  Prepaid expenses and other                                   2,819            3,043
                                                         -----------      -----------
     Total Current Assets                                     33,895           32,230
                                                         -----------      -----------

Property and Equipment, net of
 accumulated depreciation and amortization of
 $3,037 and $2,671                                             2,279            2,131
Other Assets                                                   4,465            4,674
                                                         -----------      -----------

                                                         $    40,639      $    39,035
                                                         ===========      ===========


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable                       $     8,844      $     3,738
  Note payable to affiliate                                      695            1,000
  Accounts payable                                             8,548            7,390
  Accrued royalties                                            8,907            8,465
  Reserve for returns                                          4,917            4,758
  Other current liabilities                                    4,431            5,736
                                                         -----------      -----------
     Total Current Liabilities                                36,342           31,087
                                                         -----------      -----------

Notes Payable                                                    189            4,174

Shareholders' Equity:
  Common stock                                                    53               41
  Additional Paid In Capital                                  14,847            9,609
  Accumulated Deficit                                         (9,994)          (4,869)
  Cumulative translation adjustment                             (798)          (1,007)
                                                         -----------      -----------
     Total Shareholders' Equity                                4,108            3,774
                                                         -----------      -----------

                                                         $    40,639      $    39,035
                                                         ===========      ===========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                   Three Months Ended                Six Months Ended
                                                      December 31,                     December 31,
                                               --------------------------      --------------------------
                                                  1998            1997            1998            1997
                                               ----------      ----------      ----------      ----------
NET SALES                                      $   21,006      $   23,215      $   39,798      $   48,350
                                               ----------      ----------      ----------      ----------

COSTS AND EXPENSES:
  Cost of goods sold                               11,038          12,502          21,472          27,306
  Advertising                                       4,424           4,451           8,854           8,177
  Selling, general & administrative                 7,118           5,684          14,207          10,896
                                               ----------      ----------      ----------      ----------

     Total Costs and Expenses                      22,580          22,637          44,533          46,379
                                               ----------      ----------      ----------      ----------



OPERATING INCOME (LOSS)                            (1,574)            578          (4,735)          1,971
                                               ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE):
  Interest income                                      31              10              46              26
  Interest expense                                   (332)           (105)           (491)           (175)
  Foreign currency transaction gain (loss)            (97)            (14)             77             (44)
                                               ----------      ----------      ----------      ----------

     Total Other Income (Expense)                    (398)           (109)           (368)           (193)
                                               ----------      ----------      ----------      ----------


INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                         (1,972)            469          (5,103)          1,778

(PROVISION) BENEFIT FOR INCOME TAXES                  (76)            (31)            (22)           (133)
                                               ----------      ----------      ----------      ----------

NET INCOME  (LOSS)                             $   (2,048)     $      438      $   (5,125)     $    1,645
                                               ==========      ==========      ==========      ==========

INCOME (LOSS) PER SHARE;
  BASIC                                        $     (.23)     $      .06      $     (.60)     $      .22
  DILUTED                                      $     (.23)     $      .05      $     (.60)     $      .20

SHARES USED IN THE CALCULATION OF
INCOME (LOSS) PER SHARE:
  BASIC                                             8,889           7,632           8,604           7,620
  DILUTED                                           8,889           8,000           8,604           8,214

OTHER COMPRESHENSIVE INCOME (LOSS):
  Net income (loss)                            $   (2,048)     $      438      $   (5,125)     $    1,645
     Foreign currency gain (loss)                      19             (52)            209             (40)
                                               ----------      ----------      ----------      ----------
OTHER COMPRESHENSIVE INCOME (LOSS):            $   (2,029)     $      386      $   (4,916)     $    1,605
                                               ==========      ==========      ==========      ==========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                              Six Months Ended
                                                                                 December 31,
                                                                            1998            1997
                                                                         ----------      ----------
Cash Flows From Operating Activities:
  Net income                                                             $   (5,125)     $    1,645
  Adjustments to reconcile net income to cash provided by (used for)
      operating activities:
     Depreciation and amortization                                              871             393
     Changes in current operating items:
      Accounts receivable                                                       414             267
      Inventories                                                            (1,699)           (917)
      Royalty and other advances                                               (767)         (1,395)
      Prepaid expenses and other                                                243          (1,299)
      Current liabilities                                                       268            (771)
                                                                         ----------      ----------
       Cash used for operating activities                                    (5,795)         (2,077)
                                                                         ----------      ----------

Cash flows from investing activities:
  Property and equipment purchases                                             (383)           (287)
  Proceeds from sale of property and equipment                                   --               3
  Music catalog additions                                                      (115)           (321)
  Other                                                                        (175)            (33)
                                                                         ----------      ----------
   Cash used for investing activities                                          (673)           (638)
                                                                         ----------      ----------

Cash flows from financing activities:
   Issuance of Long Term Debt                                                    --           4,000
  Borrowings on line of credit, net                                           1,106           1,174
  Proceeds (repayments) on note payable to affiliate, net                      (305)         (1,500)
  Proceeds from exercise of stock options                                     5,249              57
                                                                         ----------      ----------
    Cash provided by  financing activities                                    6,050           3,731
                                                                         ----------      ----------

Effect of exchange rates on cash                                                 (8)            (27)
                                                                         ----------      ----------

Net increase (decrease) in cash and cash equivalents                           (426)            989

Cash and cash equivalents at beginning of year                                5,941           3,341
                                                                         ----------      ----------

Cash and cash equivalents at period end                                  $    5,515      $    4,330
                                                                         ==========      ==========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND DESCRIPTION

         K-tel International, Inc. is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than thirty-five years of marketing experience in the United States and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to launch music, video, and consumer products quickly in the North American and European markets through traditional retail and direct-response marketing channels. On May 1, 1998, the Company launched its Internet service, K-tel Express (www.ktel.com), featuring a wide spectrum of music products for purchase by the public around the globe. Open for commerce 24 hours a day, 365 days a year, K-tel Express features more than 250,000 music titles at value prices through this on-line shopping service. Revenue generated from K-tel Express through December 31, 1998 has not been material.

         The Company markets and sells pre-recorded music both from the Company's owned music master catalog and under licenses from third party record companies. Sales of compact discs, cassettes and albums, are made to rack-jobbers (distributors which stock and manage inventory within certain music and video departments for certain retail stores), wholesalers and retailers in the U.S. and through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. Television direct-response marketing of pre-recorded music and consumer convenience product is a significant source of revenue for the Company, specifically in Europe.

         In 1997, the Company formed a U.S. media buying and infomercial-marketing subsidiary, which performed media buying services for third parties and also marketed products through infomercials produced by third parties. As of June 30, 1998, due to accumulated losses of $2,300,000 the Company curtailed most of these media buying operations. In addition, in September 1998, the Company discontinued its K-tel home video product line.

         In March of 1998, the Company acquired certain media and other assets of United Kingdom based Regal Shop International Ltd., a direct response marketer and began operating these assets as K-tel Marketing
         (UK) Limited.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information", requires disclosure of business segments in the financial statements of the Company. The Company expects to adopt SFAS No. 131 in the fourth quarter of fiscal 1999 and anticipates a change in segment disclosure at the time of adoption.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The company will be required to adopt SFAS No. 133 no later than January 1, 2000. K-tel International, Inc. had not entered into any derivative financial instruments as of December 31, 1998. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments that are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

4.       COMPUTATION OF NET INCOME (LOSS) PER SHARE

         For the three and six month periods ended December 31, 1997, weighted average shares outstanding included common stock equivalents of approximately 368,000 and 594,000 respectively, related to stock options. For the three and six months ended December 31, 1998, no common stock equivalents were included because they would have been anti-dilutive.

         On April 21, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend payable to shareholders of record on May 1, 1998. All disclosures and applicable per share data have been retroactively restated to reflect this split.

5.       CREDIT FACILITY

         The Company has an existing $10 million credit facility with a lending institution. The credit facility consists of a $4 million term loan due in full on November 20, 2001 and a $6 million revolving credit facility, limited to a percent of eligible receivables, that expires November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (7.75% at December 31, 1998) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. As of December 31, 1998, $4,000,000 was outstanding under the term loan and $4,844,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations at that date was $922,000. At December 31,1998 the Company was in compliance with all covenants, limitations and restrictions of the agreement. The Company has amended certain financial covenants with the lender for fiscal 1999 and beyond, and expects to be out of compliance with the tangible net worth requirement that becomes effective December 31, 1999 unless the Company obtains an equity infusion or further modifies the covenants. As a result the $4 million term loan has been classified as a current liability. Future losses from businesses such as K-tel Express or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing. There can be no assurances that such financing will be available on terms satisfactory to the Company.

6.       NON-RECURRING INCOME/EXPENSE

         The operating loss for the three and six month periods ended December 31, 1998 include: i) a loss of $650,000, included in cost of goods, incurred by the Company when it discontinued marketing and distribution activities of its home video product line, ii) a loss of $800,000, included in advertising costs, relating to the write-offs of certain infomercials and remaining deferred media assets from its curtailed third party media buying operation because management determined such assets were not realizable, and iii) a loss of $250,000, included in selling, general and administrative expenses, incurred by the Company when it discontinued certain catalog operations in Germany. In addition, the loss for the three months ended December 31, 1998 includes approximately $280,000 in royalty income related to a one time settlement.

7.       COMMITMENTS AND CONTINGENCIES

         During the second quarter of fiscal 1998, the Company and Playboy Enterprises, Inc. entered into an agreement to create a co-branded online music store within Playboy.com, Playboy's free web site. The companies also agreed that K-tel would create certain Playboy private label compilations which K-tel would have the exclusive right to market and sell in the United States. The term of the agreement, which is subject to extension based upon mutual agreement by both parties, is initially for two years, except that K-tel will have the right to sell each Playboy private label compilation created under the agreement for an additional 5 years following expiration of the term. In accordance with the agreement, the Company is required to make guaranteed monthly payments totaling $900,000 over the initial two year contract term that are available to offset royalties to Playboy Enterprises, Inc.

ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

K-tel International, Inc. is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than thirty-five years of marketing experience in the United States and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to launch music, video, and consumer products quickly in the North American and European markets through traditional retail and direct-response marketing channels. On May 1, 1998, the Company launched its Internet service, K-tel Express (www.ktel.com), featuring a wide spectrum of music products for purchase by the public around the globe. Open for commerce 24 hours a day, 365 days a year, K-tel Express features more than 250,000 music titles at value prices through this on-line shopping service. Revenue generated from K-tel Express through December 31, 1998 has not been material.

The Company markets and sells pre-recorded music both from the Company's owned music master catalog and under licenses from third party record companies. Sales of compact discs, cassettes and albums, are made to rack-jobbers (distributors which stock and manage inventory within certain music and video departments for certain retail stores), wholesalers and retailers in the U.S. and through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. Television direct-response marketing of pre-recorded music and consumer convenience product is a significant source of revenue for the Company, specifically in Europe.

In 1997, the Company formed a U.S. media buying and infomercial-marketing subsidiary, which performed media buying services for third parties and also marketed products through infomercials produced by third parties. As of June 30, 1998, due to accumulated losses of $2,300,000 the Company curtailed most of these media buying operations. In addition, in September 1998, the Company discontinued its K-tel home video product line.

In March of 1998, the Company acquired certain media and other assets of United Kingdom based Regal Shop International Ltd., a direct response marketer and began operating these assets as K-tel Marketing (UK) Limited.

SALES

Net sales for the six months ended December 31, 1998 were $39,798,000 compared to $48,350,000 or 17.7% less than the comparable period last year. Sales of music related products and services were $25,195,000 for the six months ended December 1998 compared to $25,030,000 in the six months ended December 31, 1997. Sales of consumer products were $13,989,000 for the six months ended December 31,1998 compared to $12,356,000 for the comparable period in 1997 primarily due to K-tel Marketing (UK) Ltd. which was not in existence in the prior year. Sales of the primarily discontinued video and media buying services for the six months ended December 31, 1998 were $615,000 compared to $10,964,000 last year.

Net sales for the three months ended December 31, 1998 were $21,006,000 compared to $23,215,000 or 9.5% less than the comparable period last year. Sales of music related products and services were $12,988,000 for the three months ended December 1998 compared to $12,044,000 in the three months ended December 31, 1997. Sales of consumer products were $7,849,000 for the three months-ended December 31,1998 compared to $6,052,000 for the comparable period in 1997 primarily due to K-tel Marketing (UK) Ltd. which was not in existence in the prior year. Sales of the primarily discontinued video and media buying services for the three months ended December 31, 1998 were $169,000 compared to $5,119,000 last year.

COST OF GOODS SOLD

Cost of goods sold was $21,472,000 or 54.0% of sales for the six months ended December 31, 1998 compared to $27,306,000 or 56.5% for the comparable period last year. Music related cost of sales was 62.4% for the six months ended December 31, 1998 compared to 58.1% for the comparable period last year. The increase in music related product cost as a percentage of sales relates to the mix of products, primarily a shift in the revenue base to increasing sales of other music companies labels which have a higher cost of goods than K-tel owned music products and services. These increases were offset by the consumer products cost of goods which improved to 38.8% for the six months ended December 31, 1998 compared to 47.5% in the comparable period last year.

Cost of goods sold was $11,038,000 or 52.5% of sales for the three months ended December 31, 1998 compared to $12,502,000 or 53.9% for the comparable period last year. Music related cost of sales was 62.4% for the three months ended December 31, 1998 compared to 58.5% for the comparable period last year. The increase in product cost relates to the mix of products, primarily a shift in the revenue base to increasing sales of other music companies' labels which have a higher cost of goods than K-tel owned music products and services. These increases were offset by the consumer products cost of goods which improved to 35.5% for the three months ended December 31, 1998 compared to 47.2% in the comparable period last year.

ADVERTISING

Advertising which consists primarily of TV media and production costs and co-operative advertising with customers was $8,854,000 or 22.2% in the six months ended December 31,1998 compared to $8,177,000 or 16.9% for the comparable period last year. The increase in 1998 expenditures compared to last year in advertising is primarily related to the acquisition of K-tel Marketing (UK) which had advertising expenditures of $2,007,000, other consumer products increases of $410,000, an increase in music related advertising of $918,000 offset by a savings of $2,658,000 in advertising expenditures in discontinued video and media buying services divisions.

Advertising was $4,424,000 or 21.1% in the three months ended December 31,1998 compared to $4,451,000 or 19.2% for the comparable period last year. The increase in 1998 expenditures compared last year in advertising is primarily related to the acquisition of K-tel Marketing (UK) which had advertising expenditures of $1,048,000, other consumer products decreases of $110,000, an increase in music related advertising of $532,000 offset by a savings of $1,937,000 in advertising expenditures in discontinued video and media buying services divisions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $14,207,000 for the six months ended December 31, 1998 compared to $10,896,000 in the comparable period last year. The increase of $3,311,000 in selling, general and administrative expenses primarily related to the acquisition of K-tel Marketing (UK) and K-tel express which had selling, general and administrative expenditures of $2,494,000 and $990,000 respectively, which did not exist in the comparable period last year.

Selling, general and administrative expenses were $7,118,000 for the three months ended December 31, 1998 compared to $5,684,000 in the comparable period in last year. The increase of $1,434,000 in selling, general and administrative expenses primarily related to the acquisition of K-tel Marketing (UK) and K-tel express which had selling, general and administrative expenditures of $1,426,000 and $571,000 respectively, which did not exist in the comparable period last year, offset from savings in the discontinued video and media buying services divisions.

OPERATING (LOSS) PROFIT

As a result of the item's discussed above the operating loss for the six months ended December 31, 1998 was $4,735,000 compared to an operating profit of $1,971,000 for the same period last year.

Operating loss for the three months ended December 31, 1998 $1,574,000 compared to a profit of $578,000 for the same period last year.

OTHER INCOME/EXPENSE

Net interest expense for the six and three months ended December 31, 1998 was $445,000 and $301,000 respectively compared to $149,000 and $95,000 in the comparable periods last year. The increase relates to an increase in average borrowings which increased $6,328000 and $4,178,000 for the six and three month periods over last year.

INCOME TAXES

Income taxes which are not material to the consolidated results of operations for the six and three months ended December 31, 1998 are a function of the country of origin profits and net operating loss carry-forward losses available.

NET (LOSS)/INCOME

As result of the above the company experienced a net loss for the six and three months ended December 31, 1998 of $5,125 ($0.60 per share) and $2048 ($0.23 per share), respectively, compared to net income of $1,645 ($0.22 per share) and $438 ($0.06 per share), respectively.


B.       LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1998, the Company experienced negative cash flow from operations of $5,795,000 and utilized another $673,000 for investing activities. To finance the above, the Company borrowed an additional $1,106,000 under its existing credit facilities. In September, 1998 the Compensation Committee of the Board of Directors passed a resolution authorizing the accelerated vesting of outstanding employee stock options if exercised by November 30, 1998. In addition, in December, 1998 the Board of Directors granted to the Chairman of the Board and Chief Executive Officer ("Chairman") an option to purchase 200,000 shares which was immediately exercised to assist the Company in meeting it's equity needs for continued listing on the Nasdaq National Market. Cash generated from the exercise stock options was $5,249,000 during the three months ended December 31, 1998.

The Company has an existing $10 million credit facility with a lending institution. The credit facility consists of a $4 million term loan due in full on November 20, 2001 and a $6 million revolving credit facility, limited to a percent of eligible receivables that expires November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (7.75% at December 31, 1998) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. As of December 31, 1998, $4,000,000 was outstanding under the term loan and $4,844,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations at that date was $922,000. At December 31,1998 the Company was in compliance with all covenants, limitations and restrictions of the agreement. The Company has amended certain financial covenants with the lender for fiscal 1999 and beyond, and expects to be out of compliance with the tangible net worth requirement that becomes effective December 31, 1999 unless the Company obtains an equity infusion or further modifies the covenants. As a result, the $4 million term loan has been classified as a current liability. Future losses from businesses such as K-tel Express or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing. There can be no assurances that such financing will be available on terms satisfactory to the Company.

K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by the Company's Chairman, has from time to time made advances to the Company. As of December 31, 1998, K-5 had advanced $695,000 to the Company and advanced an additional $500,000 subsequent to December 31, 1998. The Company pays interest on the unpaid principal amount of financing at the same rate as the Company pays on its credit facility, until repayment of the loan, which is due on demand.

The Company has primarily funded its operations to date through internally generated capital, bank financing, stock option exercises or advances made by an affiliate of the Chairman. However, the Company anticipates that it will require additional cash in order to further develop and promote its Internet retail music site, K-tel Express. The Company is actively seeking and evaluating sources of additional capital including private placement or secondary equity offerings and a stock option grant equaling the equivalent of up to $2 million to the Chairman, who has agreed to exercise the option if needed to meet the liquidity needs for continued listing on the Nasdaq National Market ("Nasdaq"). Although the Company has made no material commitments for capital expenditures, it anticipates a substantial increase in funding requirements for development and acquisition of technology, marketing and promotion, payment of $900,000 over two years to Playboy Enterprises, Inc. and for capital expenditures to develop the infrastructure necessary for the anticipated growth in operations. To date, the Company has no commitments for any additional financing and there can be no assurance that such commitments can be obtained on favorable terms, if at all. Historically, the Company has had available to it, funding from a company owned by the Company's Chairman. There are no assurances that the Company will be able to continue to borrow from this company in the future.

On February 8, 1999 the Company was notified of the decision by the Nasdaq Hearing Panel that the Company's common stock will continue to be listed on the Nasdaq as the Company evidenced compliance with all requirements for continued listing. In the Company's form 10-Q for the quarter ended September 30, 1998 the Company had reported that it received notification by Nasdaq that it failed to meet certain requirements necessary for continued listing on the Nasdaq National Market.

Year 2000 Disclosure

The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000 ("Y2K"). The majority of the Company's internal information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. The new systems implementation related to accounting for royalties is in progress and should be substantially completed by July 31, 1999. Other significant Company systems in the United States are deemed to be Y2K compliant. Some of the Company's customers utilize equipment to capture and transmit financial transactions. The Company is in the process of making the necessary updates to this equipment to ensure it will be effective in the Y2K. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be or have been borne by the processors and network companies. The Company's European subsidiaries have upgraded or are in the process of replacing or upgrading their information systems to comply with Y2K requirements. European systems upgrades should be Y2K compliant by September 30, 1999. The Company does not rely on any one significant customer or vendor for it's sales or purchases. Therefore, failure of any customer or vendor to comply with Y2K should not have a material impact on the Company's operations. However, should the Company, its customers, its vendors or the processing banks fail to resolve Y2K issues, the Company may lose certain financial and operating data. The Company is in the process of developing a contingency plan, which it expects to be completed by the end of the fiscal year. The total cost of the software implementation to bring the Company into Y2K compliance is estimated to be approximately $200,000.

Euro Conversion Disclosure

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that date. At this point, the Company has not yet evaluated the impact of the euro conversion on the Company.

Important Factors Relating to Forward Looking Statements - Information in this form 10 Q may contain forward-looking statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results and performance may differ materially from the forward-looking statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for and market acceptance of new and existing products, the impact from competition for Internet content, merchandise and recorded music, dependence on strategic alliance partners, suppliers and distributors, market acceptance of the Internet for commerce and as a medium for advertising, technological changes and difficulties, and availability of financing.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On and after November 19, 1998, a number of suits styled as securities class actions were filed against the Company as well as Philip Kives, the Company's Chairman of the Board and Chief Executive Officer, and Lawrence Kieves, the Company's President, in United States Federal Court for Districts of California, Minnesota and New York. All of the cases are similar and allege, on behalf of the named plaintiff and other persons who purchased shares of the Company's common stock during certain periods (the longest being October 23, 1998 through November 17,1998) damages arising from the alleged efforts of the defendants to artificially inflate the price of the Company's stock while failing to disclose that the Company's common stock might be delisted from the Nasdaq National Market due to the alleged failure of the Company to satisfy the requirements for continued listing of the Company's common stock on the Nasdaq National Market. The Company expects that the cases will be consolidated in the United States Federal Court for the District of Minnesota. The Company and the individual defendants have denied any wrongdoing, believe there are meritorious defenses to the claims and will vigorously defend the litigation.

On February 8, 1999, the Company was notified of the decision by the Nasdaq Hearing Panel that the Company's common stock will continue to be listed on the Nasdaq National Market and that the Company evidenced compliance with all requirements for continued listing on the Nasdaq National Market.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBIT INDEX

            10.58  Non-Qualified Stock Option Agreement - Lawrence Kieves

            27.    Financial Data Schedule

      (b)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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


                                         K-TEL INTERNATIONAL, INC.
                                         ---------------------------------------
                                         REGISTRANT




                                         /S/ PHILIP KIVES
                                         ---------------------------------------
                                         PHILIP KIVES
                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER




                                         /S/ LAWRENCE KIEVES
                                         ---------------------------------------
                                         LAWRENCE KIEVES
                                         PRESIDENT




                                         /S/ STEVEN KAHN
                                         ---------------------------------------
                                         STEVEN KAHN
                                         CHIEF FINANCIAL OFFICER
                                         (principal accounting officer)