Form 10-Q
period 1999-03-31
K TEL INTERNATIONAL INC
filed 1999-05-17
CIK 54193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practical date. As of April 30, 1999, there were 10,246,199 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999
                                      INDEX

PART I. Financial Information:                                              Page

        Item 1. Consolidated Balance Sheets as of March 31, 1999 and
                and June 30, 1998                                             3

                Consolidated Statements of Operations and Comprehensive
                Income for the Three and Nine Month periods ended
                March 31, 1999 and 1998                                       4

                Consolidated Statements of Cash Flows for the Nine Month
                Periods Ended March 31, 1999 and 1998                         5

                Notes to Consolidated Financial Statements                    6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           9


PART II. Other Information:

        Item 6. Exhibits and Reports on Form 8-K                              15

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND JUNE 30, 1998
                                 (IN THOUSANDS)

                                                           March 31,      June 30,
                                                             1999           1998
                                                          ----------     ----------
                                                          (UNAUDITED)
                                 ASSETS

Current Assets:
  Cash and cash equivalents                               $    2,276     $    5,941
  Accounts receivable, net                                    13,693         15,341
  Inventories                                                  8,944          6,430
  Royalty and other advances                                   1,728          1,475
  Prepaid expenses and other                                   2,428          3,043
                                                          ----------     ----------
     Total Current Assets                                     29,069         32,230
                                                          ----------     ----------

Property and Equipment, net of
 accumulated depreciation and amortization of
 $3,140 and $2,671                                             2,143          2,131
Other Assets                                                   4,458          4,674
                                                          ----------     ----------

                                                          $   35,670     $   39,035
                                                          ==========     ==========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable                        $    7,063     $    3,738
  Note payable to affiliate                                    1,945          1,000
  Accounts payable                                             7,761          7,390
  Accrued royalties                                            9,294          8,465
  Reserve for returns                                          4,718          4,758
  Other current liabilities                                    3,367          5,736
                                                          ----------     ----------
     Total Current Liabilities                                34,148         31,087
                                                          ----------     ----------

Long Term Debt                                                   174          4,174

Shareholders' Equity:
  Common stock                                                    55             41
  Additional Paid In Capital                                  16,976          9,609
  Accumulated Deficit                                        (14,735)        (4,869)
  Cumulative translation adjustment                             (948)        (1,007)
                                                          ----------     ----------
     Total Shareholders' Equity                                1,348          3,774
                                                          ----------     ----------

                                                          $   35,670     $   39,035
                                                          ==========     ==========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                               Three Months Ended         Nine Months Ended
                                                    March 31,                  March 31,
                                              ---------------------     ---------------------
                                                 1999        1998         1999         1998
                                              --------     --------     --------     --------
NET SALES                                     $ 18,506     $ 16,427     $ 58,304     $ 64,777
                                              --------     --------     --------     --------

COSTS AND EXPENSES:
  Cost of goods sold                            10,397        8,635       31,869       35,941
  Advertising                                    3,611        3,646       12,465       11,823
  Selling, general & administrative              8,713        5,221       22,920       16,117
                                              --------     --------     --------     --------

     Total Costs and Expenses                   22,721       17,502       67,254       63,881
                                              --------     --------     --------     --------


OPERATING INCOME (LOSS)                         (4,215)      (1,075)      (8,950)         896
                                              --------     --------     --------     --------

OTHER INCOME (EXPENSE):
  Interest income                                    7           15           53           41
  Interest expense                                (185)        (130)        (676)        (305)
  Foreign currency transaction gain (loss)        (364)          17         (287)         (27)
                                              --------     --------     --------     --------

     Total Other  Expense                         (542)         (98)        (910)        (291)
                                              --------     --------     --------     --------


INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES                      (4,757)      (1,173)      (9,860)         605

(PROVISION) BENEFIT FOR INCOME TAXES                16          221           (6)          88
                                              --------     --------     --------     --------

NET INCOME  (LOSS)                            $ (4,741)    $   (952)    $ (9,866)    $    693
                                              ========     ========     ========     ========

INCOME (LOSS) PER SHARE;
  BASIC                                       $   (.50)    $    (12)    $  (1.11)    $    .09
  DILUTED                                     $   (.50)    $   (.12)    $  (1.11)    $    .09

SHARES USED IN THE CALCULATION OF
INCOME (LOSS) PER SHARE:
  BASIC                                          9,529        7,632        8,912        7,625
  DILUTED                                        9,529        7,632        8,912        8,138

OTHER COMPRESHENSIVE INCOME (LOSS):
  Net income (loss)                           $ (4,741)    $   (952)    $ (9,866)    $    693
     Foreign currency gain (loss)                 (150)         (61)          59         (101)
                                              --------     --------     --------     --------
OTHER COMPRESHENSIVE INCOME (LOSS):           $ (4,891)    $ (1,013)    $ (9,807)    $    592
                                              ========     ========     ========     ========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                    Nine Months Ended
                                                                         March 31,
                                                                    1999         1998
                                                                  --------     --------
Cash Flows From Operating Activities:
  Net income (loss)                                               $ (9,866)    $    693
  Adjustments to reconcile net income to cash used for
   operating activities:
     Depreciation and amortization                                   1,311          621
     Changes in current operating items:
      Accounts receivable                                            1,575        3,868
      Inventories                                                   (2,592)      (1,303)
      Royalty and other advances                                      (271)        (679)
      Prepaid expenses and other                                       536       (3,195)
      Current liabilities                                           (1,053)      (4,167)
                                                                  --------     --------
       Cash used for operating activities                          (10,360)      (4,162)
                                                                  --------     --------

Cash flows from investing activities:
  Property and equipment purchases                                    (461)        (371)
  Proceeds from sale of property and equipment                          --            3
  Music catalog additions                                             (621)        (559)
  Other                                                                 (6)         547
  Acquisition of Regal Assets                                           --         (350)
                                                                  --------     --------
   Cash used for investing activities                               (1,088)        (730)
                                                                  --------     --------

Cash flows from financing activities:
   Issuance of Long-Term Debt                                           --        4,000
  Borrowings on line of credit, net                                   (675)       2,655
  Repayments on line of credit                                          --         (836)
  Proceeds (repayments) on note payable to affiliate, net              945       (1,500)
  Proceeds from exercise of stock options                            7,381           73
                                                                  --------     --------
    Cash provided by financing activities                            7,651        4,392
                                                                  --------     --------

Effect of exchange rates on cash                                       132         (109)
                                                                  --------     --------

Net decrease in cash and cash equivalents                           (3,665)        (609)

Cash and cash equivalents at beginning of year                       5,941        3,341
                                                                  --------     --------

Cash and cash equivalents at period end                           $  2,276     $  2,732
                                                                  ========     ========

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND DESCRIPTION

         K-tel International, Inc. is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than thirty-five years of marketing experience in the United States and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music, and consumer products through traditional retail and direct-response marketing channels. The Company also markets through its Internet service, K-tel Express (www.ktel.com), featuring a wide spectrum of music products for purchase by the public around the globe. Open for commerce 24 hours a day, 365 days a year, K-tel Express features more than 250,000 music titles at value prices through this on-line shopping service. Revenue generated from K-tel Express through March 31, 1999 has not been material.

         The Company markets and sells pre-recorded music both from the Company's owned music master catalog and under licenses from third party record companies. Sales of compact discs, cassettes and albums, are made to rack-jobbers (distributors which stock and manage inventory within certain music departments for certain retail stores), wholesalers and retailers in the U.S. and through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. Television direct-response marketing of pre-recorded music and consumer convenience product is a significant source of revenue for the Company in Europe.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The company will be required to adopt SFAS No. 133 no later than January 1, 2000. K-tel International, Inc. had not entered into any derivative financial instruments as of March 31, 1999. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments that are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

4.       COMPUTATION OF NET INCOME (LOSS) PER SHARE

         On April 21, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend payable to shareholders of record on May 1, 1998. All disclosures and applicable per share data have been retroactively restated to reflect this split.

         The earnings/loss per share calculation for the three month ended periods March 31, 1999 and 1998 and the nine months ended March 31, 1999 do not give effect to common stock equivalents as they would be anti-dilutive. In the nine month period ending March 31, 1998 the weighted average number of shares outstanding included 513,530 common stock equivalents.

5.       CREDIT FACILITY

         The Company has an existing $10 million credit facility with a lending institution. The credit facility consists of a $4 million term loan due in full on November 20, 2001 and a $6 million revolving credit facility, limited to a percent of eligible receivables, that expires November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (7.75% at March 31, 1999) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on the incurrence of indebtedness and restrictions on dividends paid by the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. As of March 31, 1999, $4,000,000 was outstanding under the term loan and $3,063,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations at that date was $193,000. At March 31,1999 the Company was in compliance with all covenants, limitations and restrictions of the agreement. The Company has amended certain financial covenants with the lender for fiscal 1999 and beyond, and expects to be out of compliance with the tangible net worth requirement that becomes effective December 31, 1999 unless the Company obtains an equity infusion or further modifies the covenants. As of March 31, 1999 the Company would have required an equity infusion of approximately $7 million in addition to covering future operating losses to be in compliance with the $8 million tangible net worth requirement at December 31, 1999. As a result the $4 million term loan has been classified as a current liability. Future losses or the inability to complete an equity placement may result in further renegotiations of such covenants or the need to seek replacement financing. There can be no assurances that such financing will be available on terms satisfactory to the Company.

6.       NON-RECURRING INCOME/EXPENSE

         The operating loss for the nine month period ended March 31, 1999 includes: i) a loss of $1,057,000, incurred by the Company when it discontinued marketing and distribution activities of its home video product line, ii) a loss of $1,498,000, relating to the write-offs of certain infomercials and remaining deferred media assets from its curtailed third party media buying operation because management determined such assets were not realizable, iii) a loss of $250,000, included in selling, general and administrative expenses, incurred by the Company when it discontinued certain catalog operations in Germany and in addition approximately $280,000 in royalty income related to a one time settlement.

         The operating loss for the three month period ending March 31,1999 includes: i) an additional loss of $287,000 related to the remaining assets of the Company's home video line for which the Company does not expect to realize the remaining asset net book values, and ii) a loss of $777,000 primarily related to a remaining contract from the media buying operation which will terminate in the fourth quarter of fiscal 1999.

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

8.       SUBSEQUENT EVENT

         On April 21, 1999, K-tel International, Inc. (the "Company") entered into a Securities Purchase Agreement (the "Agreement") with two investors, pursuant to which the Company will sell in a private placement transaction, up to $18.0 million of the Company's common stock in two tranches. The Company intends to use the proceeds from the financing for working capital purposes. The first tranche will total $8.0 million. Pursuant to the Agreement, the Company sold 465,794 shares of common stock for an aggregate of $4,000,000, or $8.588 per share. The Company is obligated to sell and the purchasers are obligated to close on an additional $4.0 million of common stock, on the effective date of a registration statement under the Securities Act of 1933, as amended (the "Act") covering the common stock. The Company anticipates that such additional portion of the first tranche will be funded within 105 days, concurrent with effectiveness of a registration statement. The per share purchase price for such remaining shares sold pursuant to the first tranche will be $8.588. Under the terms of the Agreement, the purchasers will be entitled to acquire additional shares pursuant to a warrant containing a formula which takes into account the market price of the Company's common stock at future dates, commencing 30 days after the date on which the purchasers may resell the shares pursuant to a registration statement. The Company and the purchasers have agreed that in the event an adjustment to the number of shares of common stock sold should result in the issuance of an amount that would equal or exceed 20% of the common shares outstanding on April 21, 1999, the Company would, at its option, either seek shareholder approval for the issuance of such additional shares or make a cash payment to the purchasers pursuant to a formula, which would result in the issuance of an aggregate of less than 20% of the Company's outstanding common stock.

         In addition, the Company issued warrants to the purchasers enabling them to purchase up to 167,754 additional shares of common stock at a purchase price of $10.73 per share, exercisable for a five-year period. The Company will be obligated to issue additional warrants if total investment from these investors exceeds $12.0 million.

         After acquisition of the shares acquired in the first tranche and following the effectiveness of a registration statement covering such common stock, the Company may elect to sell and the purchasers have agreed to purchase, additional common stock of the Company for an aggregate purchase price of not less than $4.0 million nor more than $10.0 million, depending upon the per share market value of the Company's common stock. The additional shares which the Company may elect to sell must be sold no later than 180 days after the sale of all shares sold by the Company in the first tranche.

         The Company has entered into a Registration Rights Agreement with the purchasers requiring the Company to register shares purchased by the purchasers pursuant to the Agreement under the Act, as well as the shares issuable pursuant to the warrants issued to the purchasers. The Company has agreed to pay certain expenses of the purchasers and an advisor to the purchasers incurred in connection with the private placement, not to exceed $50,000. No underwriting discount or commission was paid to any broker-dealer in connection with the transaction. The sale was effected to the purchasers in reliance upon exemptions provided under Section 4(2) of the Act and Regulation D, Rule 506 thereunder.

The equity section of the balance sheet and calculation of loss per share on a proforma basis, giving effect to this transaction as if it had occurred on March 31, 1999 is as follows:


                                        As Reported     Proforma
                                        -----------     --------

Shareholders' Equity:
  Common stock                          $         55  $         60
  Additional Paid In Capital                  16,976        20,976
  Accumulated Deficit                        (14,735)      (14,735)
  Cumulative translation adjustment             (948)         (948)
                                        ------------  ------------
     Total Shareholders' Equity         $      1,348  $      5,353
                                        ============  ============

NET LOSS                                $     (4,741) $     (4,741)

LOSS PER SHARE;
  BASIC AND DILUTED                     $       (.50) $       (.50)
                                        ============  ============
SHARES USED IN THE CALCULATION OF
LOSS PER SHARE:
  BASIC AND DILUTED                            9,529         9,529
                                        ============  ============

ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

K-tel International, Inc. is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than thirty-five years of marketing experience in the United States and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music, and consumer products through traditional retail and direct-response marketing channels. The Company also markets through its Internet service, K-tel Express (www.ktel.com), featuring a wide spectrum of music products for purchase by the public around the globe. Open for commerce 24 hours a day, 365 days a year, K-tel Express features more than 250,000 music titles at value prices through this on-line shopping service. Revenue generated from K-tel Express through March 31, 1999 has not been material.

The Company markets and sells pre-recorded music both from the Company's owned music master catalog and under licenses from third party record companies. Sales of compact discs, cassettes and albums, are made to rack-jobbers (distributors which stock and manage inventory within certain music and video departments for certain retail stores), wholesalers and retailers in the U.S. and through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. Television direct-response marketing of pre-recorded music and consumer convenience products is a significant source of revenue for the Company in Europe.

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

In March of 1998, the Company acquired certain media and other assets of United Kingdom based Regal Shop International Ltd., a direct response marketer and began operating these assets as K-tel Marketing (UK).


A.       RESULTS OF OPERATIONS

SALES

Net sales for the nine months ended March 31, 1999 were $58,304,000 compared to $64,777,000 or 10.0% less than the comparable period last year. Sales of music related products and services were $34,064,000 for the nine months ended March 31, 1999 compared to $34,412,000 for the nine months ended March 31, 1998. Sales of consumer products were $23,410,000 for the nine months ended March 31,1999 compared to $16,050,000 for the comparable period in 1998 primarily due to K-tel Marketing (UK) Ltd. which did not commence operations until March, 1998. Sales of the discontinued video and curtailed media buying services for the nine months ended March 31, 1999 were $660,000 compared to $14,314,000 for the comparable period last year.

Net sales for the three months ended March 31, 1999 were $18,506,000 compared to $16,427,000 an increase of 12.7% over the comparable period last year. Sales of music related products and services were $8,969,000 for the three months ended March 31, 1999 compared to $9,383,000 for the three months ended March 31, 1998. Sales of consumer products were $9,421,000 for the three months-ended March 31,1999 compared to $3,694,000 for the comparable period in 1998 primarily due to K-tel Marketing (UK) which did not commence operations until March 1998. Sales of the discontinued video and curtailed media buying services for the three months ended March 31, 1999 were $45,000 compared to $3,350,000 in the comparable period last year.

COST OF GOODS SOLD

Cost of goods sold was $31,869,000 or 54.7% of sales for the nine months ended March 31, 1999 compared to $35,941,000 or 55.5% for the comparable period last year. Music related cost of sales was 65.2% for the nine months ended March 31, 1999 compared to 57.7% for the comparable period last year. The increase in music related product cost as a percentage of sales relates to the mix of products, primarily a shift in the revenue base to increasing sales of other music companies' labels which have a higher cost of goods than K-tel-owned music products and services, higher royalty costs and a provision for slow moving inventory. These increases were offset by the consumer products cost of goods which improved to 37.5% for the nine months ended March 31, 1999 compared to 46.0% in the comparable period last year.

Cost of goods sold was $10,397,000 or 56.2% of sales for the three months ended March 31, 1999 compared to $8,635,000 or 52.6% for the comparable period last year. Music related cost of sales was 73.2% for the three months ended March 31, 1999 compared to 56.9% for the comparable period last year. The increase in music related product cost as a percentage of sales, relates to the mix of products, primarily a shift in the revenue base to increasing sales of other music companies labels, which have a higher cost of goods than K-tel owned music products and services, higher royalty costs and a provision for slow moving inventory. These increases were offset by the consumer products cost of goods which improved to 36.0% for the three months ended March 31, 1999 compared to 40.8% in the comparable period last year.

ADVERTISING

Advertising which consists primarily of TV media, production costs and co-operative advertising with customers was $12,465,000 or 21.4% of revenues in the nine months ended March 31,1999 compared to $11,823,000 or 18.2% of revenues for the comparable period last year. The increase in 1999 expenditures compared to last year in advertising is primarily related to the acquisition of K-tel Marketing (UK) which had advertising expenditures of $3,242,000, other consumer products increases in the German and export markets of $1,084,000, an increase in music related advertising of $264,000 offset by a savings of $4,474,000 in advertising expenditures in discontinued video and media buying services divisions.

Advertising was $3,611,000 or 19.5% of revenues in the three months ended March 31,1999 compared to $3,646,000 or 22.2% of revenues for the comparable period last year. Increases in advertising primarily related to K-tel marketing UK were primarily offset by savings generated from not spending on the media-buying group.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $22,920,000, 39.3% of revenues for the nine months ended March 31, 1999 compared to $16,117,000, 24.8% of revenues in the comparable period last year. The increase of $6,803,000 in selling, general and administrative expenses primarily related to the acquisition of K-tel Marketing (UK) and K-tel express which had selling, general and administrative expenditures of $4,179,000 and $1,397,000 respectively, which did not exist in the comparable period last year. In addition music related expenditures increased $1,826,000 primarily related to costs associated with K-tel Distribution, and the funding of a front line music project.

Selling, general and administrative expenses were $8,713,000, 47.1% of revenues for the three months ended March 31, 1999 compared to $5,221,000, 32.1% of revenues in the comparable period in last year. The increase of $3,492,000 in selling, general and administrative expenses primarily related to the acquisition of K-tel Marketing (UK) and K-tel express which had selling, general and administrative expenditure increases of $1,624,000 and $407,000 respectively. In addition, music related expenditures increased $1,197,000 primarily related to costs associated with K-tel Distribution, a relatively new division which sources and sells record labels other than those owned by K-tel, and the funding of a front line music project.

OPERATING (LOSS) PROFIT

The Company incurred an operating loss for the nine months ended March 31, 1999 of $8,950,000, compared to an operating profit of $896,000 for the same period last year.

The Company incurred an operating loss of $4,215,000 for the three months ended March 31, 1999, compared to operating loss of $1,075,000 for the same period last year.

OTHER INCOME/EXPENSE

Net interest expense for the nine and three months ended March 31, 1999 was $623,000 and $178,000, respectively compared to $264,000 and $115,000 for the comparable period last year. The increase relates to an increase in average borrowings, which was required to partially fund operating losses.

INCOME TAXES

Income taxes, which are not material to the consolidated results of operations for the nine and three months ended March 31, 1999, are a function of the country of origin profits and net operating loss carry-forward losses available.

NET (LOSS)/INCOME

As result of the above the Company experienced a net loss for the nine and three months ended March 31, 1999 of $9,866,000 ($1.11 per share) and $4,741,000
($0.50 per share), respectively, compared to net income of $693,000 ($0.09 per share) and a net loss of $952,000 ($0.12 per share), in the comparable nine and three month periods last year.


B.      LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999 the Company had $2,276,000 in cash and cash equivalents, a decrease of $3,665,000 from the fiscal year-end June 30, 1998 balance. During the nine months ended March 31, 1999, the Company experienced negative cash flow from operations of $10,360,000 and utilized $1,088,000 for investing activities in fixed assets and music catalog additions. The negative cash flow from operations and investing activities was primarily financed through additional equity contributions. In September 1998 the Compensation Committee of the Board of Directors passed a resolution authorizing the accelerated vesting of outstanding employee stock options if exercised by November 30, 1998. In addition, in December, 1998 the Board of Directors granted to the Chairman of the Board and Chief Executive Officer ("Chairman") an option to purchase 200,000 shares at an exercise price of $11.19 per share, which was exercised. The Chairman was also granted an option to purchase 836,000 shares at an exercise price of $8.73 per share in February 1999, of which were 229,061 were exercised in March 1999. Cash generated from the exercise stock options was $7,381,000 during the nine months ended March 31, 1999.

The Company has a $10 million credit facility with a lending institution, consisting of a $4 million term loan due in full on November 20, 2001 and a $6 million revolving facility, limited to a percent of eligible receivables that expires November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (7.75% at March 31, 1999) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum tangible net worth by the Company, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by the Company. The Company has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure the Company's obligations under its guaranty. As of March 31, 1999, $4,000,000 was outstanding under the term loan and $3,063,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations at that date was $193,000. At March 31,1999, the Company was in compliance with all covenants, limitations and restrictions of the credit agreement. The Company has amended certain financial covenants with the lender for fiscal 1999 and beyond, and expects to be out of compliance with the tangible net worth requirement that becomes effective December 31, 1999, unless the Company obtains an equity infusion or further modifies the covenants. As of March 31, 1999 the Company would have required an equity infusion of approximately $7 million in addition to covering future operating losses to be in compliance with the $8 million tangible net worth requirement at December 31,1999. As a result, the $4 million term loan has been classified as a current liability. Future losses or the inability to complete the equity transaction described in "Subsequent Events" below, may result in further renegotiations of such covenants or the need to seek replacement financing. There can be no assurances that such financing will be available on terms satisfactory to the Company.

K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by the Company's Chairman, has from time to time made advances to the Company. As of March 31, 1999, K-5 had advanced $1,945,000 to the Company. The Company pays interest on the unpaid principal amount of financing at the same rate as the Company pays on its credit facility, until repayment of the loan, which is due on demand.

The Company has primarily funded its operations to date through internally generated capital, bank financing, proceeds from stock option exercises and advances made by an affiliate of the Chairman. The Company anticipates that it will require additional financing to further develop and promote its Internet retail music site, K-tel Express. Although the Company has made no material commitments for capital expenditures, it anticipates a increase in funding requirements for development and acquisition of technology, marketing and promotion, payment of $900,000, in monthly installments over two years commencing November 1998 to Playboy Enterprises, Inc. for a marketing contract, and for capital expenditures to develop the infrastructure necessary for the anticipated growth in operations.

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

SUBSEQUENT EVENTS

To provide working capital, the Company entered into a Securities Purchase Agreement (the "Agreement"), on April 21, 1999 with two investors, pursuant to which the Company will sell in a private placement transaction, up to $18.0 million of the Company's common stock in two tranches. The first tranche will total $8.0 million. Pursuant to the Agreement, the Company sold 465,794 shares of common stock for an aggregate of $4,000,000, or $8.588 per share. The Company is obligated to sell and the purchasers are obligated to close on an additional $4.0 million of common stock, on the effective date of a registration statement under the Securities Act of 1933, as amended (the "Act") covering the common stock. The Company anticipates that such additional portion of the first tranche will be funded within 105 days, concurrent with effectiveness of a registration statement. The per share purchase price for such remaining shares sold pursuant to the first tranche is $8.588. Under the terms of the Agreement, the purchasers will be entitled to acquire additional shares pursuant to a warrant containing a formula which takes into account the market price of the Company's common stock at future dates, commencing 30 days after the date on which the purchasers may resell the shares pursuant to a registration statement. If the Company's stock price at an adjustment date were to average for the 30 trading days prior to the adjustment date approximately $9.66 per share, the number of additional shares to be issued to the purchasers will not be substantial. If, however, stock price at an adjustment date were to average for the 30 trading days prior to the adjustment date less than $9.66 the number of additional shares issuable to the purchasers would increase as the stock price declines. The Company and the purchasers have agreed that in the event an adjustment to the number of shares of common stock sold should result in the issuance of an amount that would equal or exceed 20% of the common shares outstanding on April 21, 1999, the Company would, at its option, either seek shareholder approval for the issuance of such additional shares or make a cash payment to the purchasers pursuant to a formula, which would result in the issuance of an aggregate of less than 20% of the Company's outstanding common stock. There can be no assurance that the shareholders of the Company would approve the transaction or that the Company would have the cash available to pay the purchasers as described in the preceding sentence.

In addition to the shares sold, the Company issued warrants to the purchasers enabling them to purchase up to 167,754 additional shares of common stock at a purchase price of $10.73 per share, exercisable for a five-year period. The Company will be obligated to issue additional warrants if total investment from these investors exceeds $12.0 million.

After acquisition of the shares acquired in the first tranche and following the effectiveness of a registration statement covering such common stock, the Company may elect to sell and the purchasers have agreed to purchase, additional common stock of the Company for an aggregate purchase price of not less than $4.0 million nor more than $10.0 million, depending upon the per share market value of the Company's common stock ("Tranche Two"). The additional shares that the Company may elect to sell must be sold no later than 180 days after the sale of all shares sold by the Company in the first tranche. There can be no assurances that the Company's per share market value will be at a level that would allow for the tranche two funding.

Year 2000 Disclosure

The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000 ("Y2K"). The majority of the Company's internal information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. The new systems implementation related to accounting for royalties is in progress and should be substantially completed by July 31, 1999. Other significant Company systems are deemed to be Y2K compliant. Some of the Company's customers utilize equipment to capture and transmit financial transactions. The Company is in the process of making the necessary updates to this equipment to ensure it will be effective in the Y2K. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All of these costs will be or have been borne by the processors and network companies. The Company does not rely on any one significant customer or vendor for its sales or purchases. The failure of any customer or vendor to comply with Y2K is not expected to have a material impact on the Company's operations. However, should the Company, its customers, its vendors or the processing banks fail to resolve Y2K issues, the Company may lose certain financial and operating data. The Company is in the process of developing a contingency plan, which it expects to be completed by the end of the fiscal year. The total cost of the software implementation to bring the Company into Y2K compliance is estimated to be approximately $200,000.

Euro Conversion Disclosure

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that date. At this point, the Company has not yet evaluated or determined the impact of the euro conversion on the Company.

Important Factors Relating to Forward Looking Statements - Information in this report may contain forward-looking statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results and performance may differ materially from the forward-looking statements as a result of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for and market acceptance of new and existing products, the impact from competition for Internet content, merchandise and recorded music, success of strategic alliance partners, relationships with suppliers and distributors, market acceptance of the Internet for commerce and as a medium for advertising, technological changes and difficulties, and availability of financing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     EXHIBIT INDEX

         27.      Financial Data Schedule

 (b)     REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   K-TEL INTERNATIONAL, INC.
                                   --------------------------------------------
                                   REGISTRANT




                                   /S/ PHILIP KIVES
                                   --------------------------------------------
                                   PHILIP KIVES
                                   CHAIRMAN AND CHIEF EXECUTIVE OFFICER




                                   /S/ LAWRENCE KIEVES
                                   --------------------------------------------
                                   LAWRENCE KIEVES
                                   PRESIDENT




                                   /S/ STEVEN KAHN
                                   --------------------------------------------
                                   STEVEN KAHN
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                   (principal accounting officer)