Form 10-K
period 1999-06-30
K TEL INTERNATIONAL INC
filed 1999-09-29
CIK 54193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

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

       Registrant's telephone number, including area code: (612) 559-6800

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.01
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 17, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the Nasdaq Stock Market on such date was $56,819,500.

         As of September 17, 1999, the registrant had 9,775,405 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

PART I
Item 1.           Business................................................................................3
Item 2.           Properties..............................................................................6
Item 3.           Legal Proceedings.......................................................................6
Item 4.           Submission of Matters to a Vote of Security Holders.....................................7

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters...................8
Item 6.           Selected Financial Data.................................................................8
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations...9
Item 7a.          Quantitative and Qualitative Disclosures about Market Risk.............................14
Item 8.           Financial Statements and Supplementary Data............................................14
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...14

PART III

Item 10.          Directors and Executive Officers of the Registrant.....................................15
Item 11.          Executive Compensation.................................................................16
Item 12.          Security Ownership of Certain Beneficial Owners and Management.........................18
Item 13.          Certain Relationships and Related Transactions.........................................19

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................20


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements of a non-historical nature under the captions "Business," "Legal Proceedings," "Market for Registrant's Common Equity and Related Stockholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: consumer purchasing; demand for and market acceptance of new and existing products; the impact from competition for Internet content, merchandise and recorded music; relationships with suppliers, market acceptance of the Internet for commerce and as a medium for advertising; success of marketing and promotion efforts; technological changes and difficulties; availability of financing; foreign currency variations; general economic, political and business conditions; and other matters set forth under the caption "Cautionary Statements" in Exhibit 99 on page 46 filed herewith.

                                     PART I


ITEM 1:  BUSINESS

K-tel International, Inc. (the "Company," "K-tel," or the "Registrant") was incorporated in 1968. Its corporate offices are located at 2605 Fernbrook Lane North, Minneapolis, Minnesota. K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience world-wide, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets through two Internet e-commerce sites, K-tel.com (www.ktel.com) in the United States and (www.ktel.de) in Europe. Both sites feature a wide spectrum of music, video and consumer products. K-tel.com features more than 250,000 music titles and 35,000 video titles conveniently available to on-line shoppers at value prices.

DESCRIPTION OF CURRENT BUSINESSES

MUSIC SALES AND LICENSING

K-tel markets and sells pre-recorded music both from its music master catalog and under licenses obtained from other record companies, as well as pre-recorded music developed by other companies who desire to use K-tel for sales and distribution of their music products. K-tel sells compact discs, cassettes and albums direct to retailers, wholesalers and rack service distributors. K-tel also sells such products through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. The principal entertainment products K-tel markets and sells consist primarily of pre-recorded thematic music packages in a compilation format featuring various artists. These thematic music selections, which cover nearly all music genres, are targeted to a variety of age groups. K-tel provides marketing support for its music sales through cooperative advertising with retailers, print media and television advertising, and in-store promotions and displays. K-tel has two sources for its music compilations; its proprietary music master catalog, which consists of over 5,000 "Top 100" titles, and music licensed from third party music companies. Its master music catalog, consisting of original recordings and re-recordings of music from the 1950's through today, represents one of its major assets. K-tel also has the world-wide licensing and administrative rights to a catalog of over 30,000 music titles. In addition to utilizing master recordings in its compilation products, K-tel also licenses the rights to master recordings to third parties world-wide for use in albums, films, television programs, and commercials for either a flat fee or a royalty based on the number of units sold. K-tel continuously adds to its music master catalog to ensure growth and product diversity. Licensing of its proprietary music rights to third parties has historically been an important revenue source for K-tel.

Approximately 49% of K-tel's domestic music sales, which is approximately 38% of its consolidated revenue for fiscal 1999, were derived from five customers:
Handleman Company, Trans World Music Corp., Anderson Merchandisers, Best Buy Co., Inc. and The Musicland Group, Inc. None of these accounts individually represent more than 10% of its consolidated revenue.

K-tel currently delivers music products (CD's and cassette tapes) through traditional wholesale and retail distribution channels. Existing methods of distributing music could be materially altered by new technologies which will enable users and customers of pre-recorded music to electronically download pre-recorded music at home to various personal computer media formats. The technology is at an early stage in which a number of competing companies are seeking to have the industry and the public embrace their technologies with a view to extending them to become accepted technologies and formats. Participants in this technology competition include Microsoft Corporation, AT&T Corp., Liquid Audio, Inc., Apple Computer, Inc., MP3.com, Inc. and others. Digital music distribution provides both significant risks and opportunities for K-tel. The risks include K-tel's uncertain ability to compete with other music companies from a marketing and a technological standpoint. Opportunities include the ability to enhance and augment current distribution methods, as well as increasing opportunities to sell K-tel's owned library of master recordings. In combination with its e-commerce division,

K-tel's music sales and licensing division is aggressively pursuing these alternative distribution channels.

E-COMMERCE

K-tel.com, K-tel's virtual music store, enables customers to choose from more than 250,000 music titles and 35,000 video and DVD titles including the proprietary brand-name compilations that have made the K-tel name synonymous with quality music for over 35 years. K-tel.com also gives customers the opportunity to create their own custom CD compilations from K-tel's master music catalog. K-tel.com features audio sampling, user-friendly navigation and search capabilities, as well as customer service, competitive pricing, and an auction service. Sales generated through K-tel.com do not represent a significant part of K-tel's total revenue at present. K-tel believes, however, that e-commerce presents it with a significant opportunity to capture market share by capitalizing on its high name recognition, extensive catalog of proprietary music and existing capabilities and expertise in niche marketing, which K-tel believes will be critical to success in Internet retailing. K-tel intends to use the same combination of resources that has made it a leader in the direct marketing arena which K-tel pioneered. K-tel will also rely heavily on its brand identity with consumers. A number of characteristics of on-line music retailing, such as audio sampling, search capabilities, availability of deep catalog content, and at home shopping convenience, all of which are provided on K-tel's site, make the sale of pre-recorded music via the Internet particularly attractive relative to traditional retail outlets. K-tel commenced its e-commerce business in May 1998 and has made significant progress in the development of their e-commerce business. Further development of and penetration into this market may require substantial additional financial resources, development and acquisition of technology and investments in marketing. Results will also be affected by existing competition, which K-tel anticipates will intensify, and by additional entrants to the market who may already have necessary technology and expertise, many of whom may have substantially greater resources than K-tel. K-tel continually evaluates and develops effective strategies for the optimum exploitation of the e-commerce marketplace.

In addition to developing the user-friendly technology and marketing relationships to develop "core" on-line sales, K-tel also enables ITS on-line customers to create customized CD compilations including custom packaging. This custom CD technology not only allows on-line consumers to purchase these custom CD's on-line, but also enables K-tel's music division to manufacture custom CD's for corporate premiums and promotions. An individual custom CD is "burned" for use as the "master CD," with the balance of the corporate order filled through traditional manufacturing processes. In April 1999, K-tel entered into an agreement with FairMarket, Inc. for participation in FairMarket's on-line community auction service, which is operational on K-tel's e-commerce site.

K-tel intends to continue to invest in marketing and enhancing K-tel.com. Because K-tel has relatively low product gross margins in its on-line business, achieving profitability in its on-line business will depend upon its ability to generate and sustain substantially increased revenue from Internet sales. Operating losses relating to its on-line business are likely to continue for the foreseeable future and it is not possible to accurately predict at what point such business may become profitable.

CONSUMER PRODUCTS

Its consumer products consist primarily of housewares, consumer convenience items and exercise equipment. K-tel concentrates on products that have the potential for worldwide appeal and that are innovative, readily demonstrated and inexpensive (generally retailing for less than $100). In Europe, K-tel engages in an extensive amount of direct response marketing. European direct response business is solicited through television and radio advertising campaigns and the Internet (its European site is www.Ktel.de). K-tels advertising reaches such major markets as Germany, France, Switzerland, Austria, Belgium and Holland. K-tel's strategy is to generate revenues and profits from both the direct response campaigns and subsequent retail demand.

K-tel's infomercial business is concentrated in Europe. K-tel's success in marketing through infomercials depends upon product acceptance, which K-tel believes is achieved through the efficient airing of its infomercials, its merchandising mix, its ability to achieve adequate response rates to its infomercials and its ability to accurately forecast consumer demand. Infomercials may involve substantial costs, which are committed to prior to the airing of the infomercial. In addition, quantity and quality of air time, response rates and sales generated by each infomercial can be affected by factors such as consumer preferences, economic conditions, and timing of competitors' infomercials and merchandise mix. Further, K-tel's ability to obtain inventory of consumer products on a timely basis is critical to its marketing of a particular product and may affect sales and customer return levels. K-tel's experience in the European consumer products market places it in a favorable competitive position.

K-tel's infomercial business is dependent upon agreements with European television broadcast stations or cable system operators. A significant number of its customers are reached through the broadcasting of its infomercials pursuant to such agreements. These agreements are subject to renegotiation and renewal from time to time. In part, K-tel's continued success in these areas will depend on its ability to maintain existing agreements and to negotiate satisfactory renewals.

K-tel has endeavored to position itself in the home shopping market as the seller of certain unique consumer products. K-tel depends upon a limited number of product suppliers for such products. K-tel believes that there are sufficient product suppliers to allow it to continue to offer such products consistently.

COMPETITION

The music business is highly competitive and dominated by major companies. K-tel faces competition for discretionary consumer purchases of its products from other record companies and other entertainment companies, such as film and video companies. The market for pre-recorded music is dominated by several major record companies in the United States including Bertelsmann AG, Sony Corp., Time Warner, Inc. and Universal Music Group. K-tel does not have the financial resources nor does it have the depth or breadth of catalog, distribution capabilities or current repertoire of these companies. Its ability to compete in this market depends upon:

         - the skill and creativity of its employees to expand and utilize its music catalog, acquire licenses to enable K-tel to create compilation packages;

         - its ability to effectively and efficiently distribute its products; and

         - its ability to build upon and maintain its reputation for producing, licensing, acquiring, marketing and distributing high quality music.

The core of K-tel's music business involves the licensing of third party rights and utilization of its own catalog to create music compilations for retail distribution. Recently, the major pre-recorded music companies, either directly or through subsidiaries, have begun to manufacture and distribute pre-recorded music compilations in direct competition with K-tel's music compilation products. With this new competition, it may be more difficult for K-tel to access pre-recorded music from these major companies at acceptable rates.

The on-line commerce market is rapidly expanding and intensely competitive. K-tel expects this competition to intensify. The barriers to entry are low and both current and new competitors can launch Internet-based businesses at relatively low cost. K-tel.com competes with a variety of music and video marketing companies, including:

         - on-line vendors of music, videos and related products such as CDNow.com, Amazon.com and Barnes & Noble.com,;

         - traditional retailers of music products, including mass merchandisers, consumer electronics stores and specialty music retailers; and

         -        non-store retailers such as music clubs.

In the European consumer products/infomercial business K-tel operates in an industry dominated by two established European competitors, Quantum and TV SHOP Europe, both of which have substantially more television and cable air-time than K-tel, as well as greater financial, distribution and marketing resources. K-tel also must compete with store and catalog retailers, many of whom have substantially greater financial, distribution and marketing resources. In addition, K-tel competes with existing and future on-line companies that may offer similar consumer products.

EMPLOYEES

On June 30, 1999, K-tel employed 195 full time people worldwide.

FINANCIAL AND GEOGRAPHIC INFORMATION

For financial information about the Company's foreign and domestic operations for each of the last three fiscal years ended June 30 see Note 10 to the consolidated financial statements.

ITEM 2:  PROPERTIES

K-tel's corporate offices and U.S. operations are located in leased facilities in a suburb of Minneapolis, Minnesota, consisting of approximately 22,000 square feet of office space and approximately 69,700 square feet of warehouse. K-tel's online operations are located in Calabasas, California, which consists of approximately 3,000 square feet of office space. K-tel's foreign subsidiaries lease a total of 43,616 square feet of office and warehouse facilities. See Note 8 to the consolidated financial statements for a summary of the lease agreements.

ITEM 3:  LEGAL PROCEEDINGS

K-tel is involved in legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

CLASS ACTION LAWSUIT

K-tel and certain of its current and former officers and directors are defendants in IN RE K-TEL INTERNATIONAL, INC. SECURITIES LITIGATION, No. 98-CV-2480. This action consolidates twenty three purported class actions that were initially filed in various United States District Courts in November, 1998, and were subsequently transferred to, and consolidated in the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint which challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees and any other relief the Court deems just and proper. K-tel plans to move to dismiss the Complaint. It is not possible at this early stage of the litigation to predict the outcome of this action with any certainty. K-tel has two insurance policies providing coverage of up to $20,000,000. The insurers are providing for the defense of the claims in the class action lawsuit subject to their reservations of legal rights under the applicable insurance policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.

EARLY V. K-TEL INTERNATIONAL, INC.

On March 10, 1997, Christopher Early filed a class action Complaint against K-tel International, Inc., Dominion Entertainment, Inc., and certain retailers in the Circuit Court of Cook County, Illinois. The defendants removed the action to the United States district Court for the Northern District of Illinois on April 3, 1997. On March 30, 1998, Early obtained leave to file an Amended Complaint adding K-tel International (USA), Inc. and one additional retailer as defendants, and purporting to allege class actions under (1) the Illinois Consumer Fraud and Deceptive Trade Practices Act and (2) the Racketeer Influenced and Corrupt Organizations Act (RICO), for allegedly deceptive packaging of certain tapes and compact discs, which packaging allegedly defrauded consumers into believing that certain recordings thereon were original rather than new recordings. On behalf of the class, Early purports to seek (1) treble damages; (2) compensatory damages; (3) punitive damages; (4) an injunction prohibiting "the further sale of mislabeled tapes and CDs;" and (5) attorneys' fees and costs. The RICO count in the Amended Complaint has been dismissed. The federal district court has issued an order purporting to remand the state law count to the Circuit Court of Cook County, Illinois. Discovery has not commenced, and the class action aspects of the complaint have not been ruled upon. K-tel has indemnified the retailer defendants in this matter, and intends to contest the case vigorously.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of K-tel's security holders during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of K-tel at June 30, 1999.

Name of Officer          Age       Positions and Offices Held
- ---------------------    -------   ----------------------------------------------------------
Philip Kives             70        Chairman of the Board and Chief Executive Officer
Lawrence Kieves          51        President
Jeffrey Koblick          52        Executive Vice President, Purchasing and Operations
Steven Kahn              50        Vice President-Finance, Chief Financial Officer, Treasurer

BUSINESS EXPERIENCE

The officers of K-tel are elected annually and serve at the discretion of the Board of Directors.

Messrs. Kives and Koblick have held various offices and/or managerial positions with K-tel for more than the past five years.

Lawrence Kieves - See "Directors and Executive Officers of the Registrant, Part III, Item 10.

Steven Kahn joined K-tel in January 1999 as Vice President-Finance, Chief Financial Officer and Treasurer. From July 1996 to December 1998, he was Vice President and Chief Financial Officer of ACI Telecentrics, Inc., a provider of telephone-based sales and marketing services. From August 1995 to June 1996, he was Vice President and Chief Financial Officer of Shufflemaster Gaming, Inc., a developer, manufacturer and marketer of automatic card shuffling equipment, table games and video slot machine game software. From 1989 to 1995, Mr. Kahn was a divisional Vice President and Controller with ConAgra, a diversified food company.

                                   PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On September 17, 1999, there were 1,406 record holders of K-tel's common stock and approximately 9,775,000 shares outstanding. K-tel's common stock trades on the Nasdaq National Market under the symbol "KTEL."

The following table shows the range of high and low closing prices per share of K-tel's common stock as reported by The Nasdaq National Market for the fiscal year periods indicated. On April 21, 1998, the Board of Directors declared a two for one stock split of K-tel's common stock in the form of a stock dividend paid to shareholders of record on May 1, 1998. Prices have been adjusted to reflect the two for one stock split.

                                               1999                                  1998
                                  -----------------------------      ---------------------------------
                                       High              Low              High                  Low
                                  ------------     ------------      -------------         -----------
         1st Quarter                $ 14.375         $  6.000          $   3.937             $ 3.062
         2nd Quarter                $ 32.625         $  5.188          $   3.750             $ 3.062
         3rd Quarter                $ 12.625         $  8.031          $   3.938             $ 3.062
         4th Quarter                $  9.438         $  5.125          $  39.937             $ 3.250

No cash dividends have been declared on K-tel's common stock during the past two fiscal years and K-tel does not expect to pay cash dividends in the foreseeable future. Management plans to use cash generated from operations for expansion of its business. The declaration or payment by K-tel of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on K-tel's earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by K-tel of dividends is also subject to the terms of its credit facility.

ITEM 6:  SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel International, Inc. and its subsidiaries as of and for the five years ended June 30, 1999. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this filing. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

                                                1999           1998          1997          1996            1995
                                            -----------     ----------    ----------    ----------     ----------
Net Sales                                   $   77,664      $  85,626     $  75,501     $  71,987      $  65,917
                                            ===========     ==========    ==========    ==========     ==========
Operating Income (loss)                     $  (10,152)     $  (2,535)    $   3,582     $       4      $  (2,188)
                                            ===========     ==========    ==========    ==========     ==========
Net Income (loss)                           $  (11,547)     $  (2,407)    $   3,204     $    (745)     $  (2.483)
                                            ===========     ==========    ==========    ==========     ==========
Net Income (Loss) Per Share
     Basic                                  $    (1.25)     $    (.31)    $     .43     $    (.10)     $    (.33)
                                            ===========     ==========    ==========    ==========     ==========
     Diluted                                $    (1.25)     $    (.31)    $     .41     $    (.10)     $    (.33)
                                            ===========     ==========    ==========    ==========     ==========
Total Assets                                $   35,916      $  39,035     $  30,492     $  27,795      $  28,637
                                            ===========     ==========    ==========    ==========     ==========

Long-Term Debt                              $    4,000      $   4,174     $      --     $      --      $      --
                                            ===========     ==========    ==========    ==========     ==========
Cash Dividends Declared and Paid            $       --      $      --     $      --     $      --      $      --
                                            ===========     ==========    ==========    ==========     ==========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience in the United States and Europe, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets through two Internet e-commerce sites, K-tel.com (www.ktel.com) in the United States and (www.ktel.de) in Europe. Both sites feature a wide spectrum of music, video and consumer products.

A.  RESULTS OF OPERATIONS

The following sections discuss the results of operations by business segment. See footnote 10 to consolidated financial statements for additional segment information. General corporate expenses of $2,499,000 in fiscal 1999, $2,267,000 in fiscal 1998 and $1,433,000 in fiscal 1997 have been allocated to the segments.

FISCAL 1999 VERSUS FISCAL 1998

Net sales for fiscal 1999 were $77,664,000, a decline of 9.3% from fiscal 1998. This sales decline can be attributed to the curtailment of the media buying business at the end of fiscal 1998. The net loss for fiscal 1999 was $11,547,000, or $1.25 per share, compared to a loss of $2,407,000, or $0.31 per share, in fiscal 1998.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $40,329,000 in fiscal 1999 compared to $41,611,000 in fiscal 1998. European music sales increased $1,200,000, offset by a decline in domestic music sales of $2,500,000. The domestic music business, which historically has primarily consisted of sales of music compilations produced by K-tel, is seeing a significant change in its product mix. In fiscal 1998, K-tel began operating K-tel Distribution ("KTD"), which sources other record labels for sales and distribution by K-tel. Sales of KTD increased to $8,700,000 in fiscal 1999 compared to $1,600,000 in fiscal 1998.

Cost of goods sold in the music segment increased to 71.4% of sales in fiscal 1999 compared to 64.5% of sales in fiscal 1998. The KTD business, which represented about 21% of sales in fiscal 1999 compared to 3% of sales in fiscal 1998, generally has a cost of goods sold of about 80%, resulting in a higher cost of goods sold for the segment. Offsetting the high cost of goods sold in the KTD business is the fact that the record labels pay for all of the advertising and promotion, so K-tel does not bear these expenses. Cost of goods sold in the music segment has also increased due to higher royalty costs on K-tel's own compilation products. Advertising expense, which consists primarily of co-operative advertising payments, trade advertising and promotions, was approximately 10.9% of revenues in both fiscal 1999 and fiscal 1998. Selling, general and administrative expenses increased 2.2% to $12,459,000 in fiscal 1999 compared to $11,532,000 in fiscal 1998. The primary reasons for the increase include K-tel's unsuccessful attempt to enter the new artist music arena at a cost of approximately $850,000 and an increase in the provision for bad debts of approximately $160,000. As a result, the music segment incurred operating losses of $5,301,000 in fiscal 1999 compared to operating losses of $1,315,000 in fiscal 1998.

LICENSING

Licensing revenues were $4,272,000 in fiscal 1999 compared to $3,808,000 in fiscal 1998. Included in the segment revenue in fiscal 1999 and fiscal 1998 were approximately $1,068,000 and $933,000 of inter-company revenues, respectively, which are eliminated on the accompanying consolidated financial statements. Operating income in the licensing segment was $2,052,000 in fiscal 1999 and $1,640,000 in fiscal 1998. In fiscal 1998, operating income was adversely affected by a non-cash loss of $514,000 recognized on the revaluation of certain securities received in connection with a previous settlement.

CONSUMER PRODUCTS

On March 4, 1998, K-tel acquired $3,250,000 of media rights and other assets of United Kingdom based Regal Shop International Ltd. (now K-tel Marketing Ltd.) for purchase consideration of $350,000 cash and the assumption of $2,900,000 of debt. K-tel accounted for the acquisition as a purchase and accordingly, revenues and expenses of the acquired company have been included in the results of operations since March 4, 1998. Therefore, in making year-to-year comparisons, it is important to note that only four months of operations of K-tel Marketing Ltd. were included in fiscal 1998.

Sales of consumer products were $33,014,000 in fiscal 1999, a 30.3% increase over fiscal 1998 sales of $25,329,000. This increase was the result of a $9,900,000 increase in revenues due to the UK acquisition, offset by declines in Germany, the U.S. domestic market and exports of $2,200,000. Cost of goods sold, as a percentage of sales, improved to 35.4% in fiscal 1999 compared to 43.6% in fiscal 1998 due to product mix. Advertising and selling, general and administrative expense growth also increased. Advertising expenditures were $11,003,000 in fiscal 1999 compared to $5,960,000 in fiscal 1998. Selling, general and administrative expense was $12,283,000 in fiscal 1999 compared to $7,488,000 in fiscal 1998. All of these increases were primarily due to the UK acquisition. As a result, the consumer products segment incurred a loss of $1,942,000 in fiscal 1999 compared to a income of $844, 000 in fiscal 1998.

E-COMMERCE

In May 1998, K-tel launched its Internet service, K-tel.com (www.ktel.com), featuring a wide spectrum of music products for purchase by the public. In March 1999, K-tel announced the opening of its German Internet service (www.ktel.de). Revenues and expenses of the German e-commerce sight are insignificant in fiscal 1999. The following information relates to K-tel.com. Revenues for fiscal 1999 were $400,000. The cost of goods sold in fiscal 1999 was approximately 79.5% of revenues. In fiscal 1999, advertising was $527,000 and selling, general and administrative expenses were $1,786,000, resulting in an operating loss of $2,231,000. K-tel.com operated for two months in fiscal 1998 and had revenues of $39,000 and a loss of $481,000, including start up expenses.

OTHER

The other segment of the business is comprised of the third-party media buying segment and a video business, both of which have been curtailed or discontinued. In the fourth quarter of fiscal 1998 K-tel curtailed its third-party media buying operation and, in the first quarter of fiscal 1999 it discontinued the operations of its video business segment. Combined revenues from these two segments were $717,000 in fiscal 1999 compared to $15,772,000 in fiscal 1998. Operating losses from these segments were $2,731,000 in fiscal 1999 and $3,223,000 in fiscal 1998.

FISCAL 1998 VERSUS FISCAL 1997

Net sales for fiscal 1998 were $85,626,000, an increase of 13.4% from fiscal 1997 sales of $75,501,000. This sales increase can be attributed to the media buying and the consumer products segments, which increased $7,400,000 and $1,700,000, respectively, over the prior year. The net loss for fiscal 1998 was $2,407,000, or $0.31 per share, compared to net income of $3,204,000, or $0.43 per share, in fiscal 1997. Contributing to the fiscal 1998 loss were a $2,300,000 loss related to K-tel's curtailed U.S. third-party media buying operation; a $1,200,000 fourth quarter loss resulting from both soft sales and an overall decrease in gross margins on sales of K-tel's domestic mid-line and budget priced music compilations; $400,000 in start-up costs incurred by the launch of K-tel's online service; as well as a non-cash loss of $514,000 recognized on the revaluation of certain securities received in connection with a previous settlement.

MUSIC

Sales in the music segment were $41,611,000 in fiscal 1998 compared to $39,661,000 in fiscal 1997. Domestic and European music sales increased $700,000 and $1,306,000, respectively. The domestic music business, which historically has primarily consisted of sales of music compilations produced by K-tel, began seeing a change in its product mix. In fiscal 1998, K-tel began operating K-tel Distribution ("KTD"), which sources other recording labels for sales and distribution by K-tel. Sales of KTD were $1,600,000 in fiscal 1998.

Cost of goods sold in the music segment increased to 64.5% of sales in fiscal 1998 compared to 56.9% in fiscal 1997. The cost of goods sold in the music segment has increased due to the increased costs of sales of K-tel's domestic mid-line and budget priced music compilations. Advertising expense, which consists primarily of co-operative advertising payments, trade advertising, promotions and direct TV, was $4,600,000 (10.9% of revenues) in fiscal 1998 and $6,000,000 (15.0% of revenues) in fiscal 1997. The decrease as a percentage of revenues was due to reduced spending on domestic TV advertising. Selling, general and administrative expenses increased 3.5% to $11,500,000 in fiscal 1998, compared to $10,200,000 in fiscal 1997. As a result, the music segment incurred operating losses of $1,300,000 in fiscal 1998 compared to operating income of $900,000 in fiscal 1997.

LICENSING

Licensing revenues were $3,808,000 in fiscal 1998 compared to $4,868,000 in fiscal 1997. Included in such revenues in fiscal 1998 and fiscal 1997 were approximately $933,000 and $964,000 of inter-company revenues, respectively. Operating income in the licensing segment was $1,640,000 in fiscal 1998 and $2,162,000 in fiscal 1997. In fiscal 1998 operating income was adversely affected by a non-cash loss of $514,000 recognized on the revaluation of certain securities received in connection with a previous settlement. In fiscal 1997, operating income was favorably impacted by an $850,000 settlement which was a result of the recovery of certain legal and other costs related to a dispute with a third party over certain music licensing rights.

CONSUMER PRODUCTS

On March 4, 1998, K-tel acquired $3,250,000 of media rights and other assets of United Kingdom based Regal Shop International Ltd. (now K-tel Marketing Ltd.) for purchase consideration of $350,000 cash and the assumption of $2,900,000 of debt. K-tel accounted for the acquisition as a purchase and, accordingly, revenues and expenses of the acquired company have been included in the results of operations since March 4, 1998. Therefore, in making year-to-year comparisons, it is important to note that four months of operations of K-tel Marketing Ltd. were included in fiscal 1998.

Sales of consumer products were $25,329,000 in fiscal 1998, a 7.4% increase over fiscal 1997 sales of $23,586,000. This increase was the result of a $5,000,000 increase in revenues due to the UK acquisition, offset by declines in Germany, the U.S. domestic market and exports of $3,300,000. Cost of goods sold, as a percentage of sales, remained constant at 43.6% in fiscal 1998 and fiscal 1997. Advertising and selling, general and administrative expense growth was consistent with sales growth at approximately 7.7%. These expenses totaled $13,448,000 in fiscal 1998 compared to $12,488,000 in fiscal 1997. As a result, operating income was $844,000 in fiscal 1998 and $796,000 in fiscal 1997.

E-COMMERCE

In May 1998, K-tel launched its Internet service, K-tel.com (www.ktel.com), featuring a wide spectrum of music products for purchase by the public. K-tel.com operated for two months in fiscal 1998 and had revenues of $39,000 and an operating loss of $481,000 including start-up expenses.

OTHER

The other segment of the business is comprised of the third-party media buying segment and a video segment, both of which have been discontinued. In fiscal 1997, K-tel began operating a third-party media buying business which it curtailed in the fourth quarter of fiscal 1998. The video segment did not have revenues in fiscal 1997 or fiscal 1998. Revenue from the third-party media buying segment was $15,772,000 in fiscal 1998 compared to $8,350,000 in fiscal 1997. Operating losses from these segments were $3,223,000 in fiscal 1998 and $302,000 in fiscal 1997.

B. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, K-tel had $6,782,000 in cash and cash equivalents, an increase of $841,000 from the balance at June 30, 1998. During fiscal 1999, K-tel experienced negative cash flow from operations of $10,123,000 and utilized $464,000 for investing activities in fixed assets and music catalog additions.

The negative cash flow from operations and investing activities was primarily financed through additional equity contributions in the form of a private equity financing and exercise of stock options. In April 1999, K-tel issued 465,794 shares in exchange for $4,000,000 in a private placement transaction. (See Subsequent Events below.) In addition, in September 1998, the Compensation Committee of the Board of Directors passed a resolution authorizing the accelerated vesting of outstanding employee stock options if exercised by November 30, 1998. Further, in December 1998, the Board of Directors granted to Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel, an option to purchase 200,000 shares at an exercise price of $11.19 per share, which was exercised. Mr. Kives was also granted an option to purchase 836,000 shares at an exercise price of $8.73 per share in February 1999, of which 229,061 were exercised in March 1999. Cash generated from the exercise stock options was $7,485,000 during fiscal 1999.

K-tel has a $10,000,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables, that expires on November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (7.75% at June 30, 1999) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of June 30, 1999, $4,000,000 was outstanding under the term loan, $2,633,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations was $139,000. At June 30, 1999, K-tel was in compliance with all covenants, limitations and restrictions of the credit agreement.

K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel, has from time to time made advances to K-tel. As of June 30, 1999, K-5 had advanced $1,945,000 to K-tel. K-tel pays interest on the unpaid principal amount of financing at the same rate as K-tel pays on the Foothill loan, until repayment of the loan, which is due on demand. See the Subsequent Events paragraph below.

K-tel has primarily funded its operations to date through internally generated capital, private placement equity financing, bank financing, proceeds from stock option exercises and advances made by an affiliate of the Chairman of the Board and Chief Executive Officer. Management currently believes that K-tel has sufficient cash and borrowing capacity, to ensure the Company will continue operations in the near term. In part, this is a result of projected improvement in operating results in fiscal 2000 and the availability of credit from its two lenders.

SUBSEQUENT EVENTS

K-tel entered into a Securities Purchase Agreement with two investors in April 1999, pursuant to which K-tel would have sold in a private placement transaction up to $18.0 million of its common stock in two tranches. The first tranche was to have totaled $8,000,000. Pursuant to the agreement, K-tel sold 465,794 shares of common stock for an aggregate of $4,000,000, or $8.588 per share. K-tel was obligated to sell an additional $4,000,000 of common stock on the effective date of a registration statement under the Securities Act of 1933, covering the common stock. In July 1999, a contractual dispute arose between the purchasers and K-tel and the $4,000,000 balance on the first tranche was not sold. On August 3, 1999, K-tel entered into an agreement with the purchasers of the common stock in the private placement to void the original agreement and for K-tel to repurchase the 465,794 shares previously issued for $4,600,000. K-tel used $3,000,000 of internal funds and $1,600,000 of funds advanced by K-5 to repurchase the shares. As a result of this repurchase, K-tel incurred approximately $600,000 in expenses to be recorded in the quarter ending September 30, 1999.

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2000 in the event that the Company does not comply with the shareholder equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so.

On September 10, 1999, K-tel sold all of the outstanding common stock of its subsidiary K-tel International (Finland) Oy. ("K-tel Finland") to an unrelated purchaser. In addition, the Company and the purchaser agreed to enter into a five-year licensing agreement in two European markets. The two transactions resulted in cash proceeds of $7,000,000. Net proceeds after $1,350,000 in transaction costs related to the sale exceeded the net book value of K-tel Finland's net assets of by approximately $4,400,000, which will be recorded as a gain in the quarter ending September 30, 1999. K-tel Finland was a subsidiary in the Company's music segment responsible for the sale of music in Scandinavia. The sale of this subsidiary is not expected to have a material effect on future operations of the Company. Sales in fiscal 1999, 1998 and 1997 were $6,200,000, $6,000,000 and $6,400,00, respectively, and net earnings in the same periods were $169,000, $428,000 and $225,000, respectively. Net assets of this subsidiary at June 30, 1999 were $611,000 and are included as assets held for resale in the prepaid expense caption of the balance sheet.

YEAR 2000 DISCLOSURE

K-tel has developed a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000. The majority of K-tel's internal financial and information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. The new systems implementation related to accounting for royalties is substantially completed. K-tel is revamping its e-commerce site and expects the site to be Year 2000 compliant by December 1, 1999. Some of K-tel's customers utilize equipment to capture and transmit financial transactions. K-tel has made the necessary updates to this equipment to ensure it will function properly in the year 2000. K-tel is also working with its processing banks and network providers to ensure that their systems are Year 2000 compliant. All costs associated with the processing banks and network providers will be or have been borne by the processing banks and network providers. K-tel does not rely on any one significant customer or vendor for its sales or purchases. The failure of any customer or vendor to achieve Year 2000 compliance is not expected to have a material impact on K-tel's operations. However, should K-tel, its customers, its vendors or the processing banks fail to resolve Year 2000 issues in a timely manner, K-tel may lose certain financial and operating data. As of June 30, 1999, K-tel had incurred less than $200,000 of costs in connection with its Year 2000 compliance efforts. K-tel estimates that its total cost of assessing and remedying Year 2000 issues will be less than $200,000.

EURO CONVERSION DISCLOSURE

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that date. At this point, K-tel has not yet evaluated or determined the impact of the euro conversion on K-tel.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

K-tel is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. K-tel does not enter into derivatives or other financial instruments for trading or speculative purposes.

K-tel's exposure to market risk for changes in interest rates relates to K-tel's short-term borrowings and long term debt obligations. K-tel's short-term credit facility carries a variable interest rate that does have an impact on future earnings and cashflows. At June 30, 1999, K-tel had fixed rate of debt $4,000,000 and variable rate debt of $4,578,000. If the interest rate were to change while K-tel was borrowing under the credit facility, interest expense would increase or decrease accordingly.

A significant portion of K-tel's revenues during the year ended June 30, 1999 were derived from operations in Europe. The results of operations and financial position of K-tel's operations in Europe are principally measured in their respective currencies and translated into U.S. dollars. The effect of foreign currency fluctuations in these European countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Additionally, a significant portion of K-tel's assets at June 30, 1999 is based in its foreign operations and is translated into U.S. dollars at foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders' equity. Accordingly, K-tel's consolidated shareholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 14, and identified in the index on page 20.

ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following describes the business, the business experience and background of each director of K-tel.

PHILIP KIVES founded K-tel in 1968 and has served as its Chairman of the Board since K-tel's inception. In addition, Mr. Kives was re-appointed the Chief Executive Officer on October 16, 1995.

LAWRENCE KIEVES joined K-tel as President in October 1998 with extensive experience in the entertainment industry and in public service. He has served as a director since December 1998. Most recently he served as Managing Director of EWK Associates, a private company engaged in real-estate development and from 1995 to 1997 he served as President of Network Event Theater, a public company operating large screen broadcast theaters on numerous college campuses. From 1993 to 1995 Mr. Kieves served as Chief Operating Officer of RKO Warner Video. Mr. Kieves is the first cousin, once removed, of Philip Kives.

HERBERT DAVIS was elected a director in January 1999. Mr. Davis is an attorney engaged in the private practice of law with the Law Offices of Herbert Davis, which he founded in 1984. Mr. Davis specializes in business litigation and business transactions.

JAY WILLIAM SMALLEY was elected a director in January 1999. Since 1970 Mr. Smalley has been the Chief Executive Officer of JWS, Inc., a privately owned real estate development and sales company specializing in hotel, motel, industrial and residential properties.

DENNIS W. WARD was elected a director in January 1999. Since 1990, Mr. Ward has been the Controller of K-tel International, Ltd., a Canadian corporation owned by Philip Kives and engaged in the marketing and distribution of consumer products. Mr. Ward is also an officer of K-tel Entertainment (CAN), Inc., an inactive subsidiary of the registrant.

DAVID WOLINSKY was elected a director in January 1999. Mr. Wolinsky has been a partner with the Winnipeg, Manitoba law firm of Monk Goodwin since 1991 and specializes in entertainment, corporate and commercial law.

Information concerning executive officers of the Registrant is furnished as an unnumbered item in Part I following Item 4.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued by each of K-tel's executive officers receiving in excess of $100,000 for services rendered to K-tel during the fiscal years ended June 30, 1999, June 30, 1998 and June 30, 1997. K-tel has no written employment agreements with its executive officers.

                                             SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                        COMPENSATION
                                              ANNUAL COMPENSATION          AWARDS
                                -----------------------------------------------------
                                                                         SECURITIES
                                                                         UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION      FISCAL YEAR     SALARY      BONUS        OPTIONS       COMPENSATION (1)
- ---------------------------      -----------     ------      -----       ----------     ----------------
Philip Kives                       1999       $       ---  $      ---     1,036,000     $      ---
     Chief Executive Officer       1998       $       ---  $      ---       231,000     $      ---
                                   1997       $       ---  $      ---       400,000     $      ---

Lawrence Kieves                    1999       $   139,231  $      ---       200,000     $    2,237
     President                     1998       $       ---  $      ---           ---     $      ---
                                   1997       $       ---  $      ---           ---     $      ---

Jeffrey Koblick                    1999       $   208,500  $      ---        27,500     $    5,076
     Executive Vice President      1998       $   207,231  $      ---        56,500     $    4,987
     Purchasing & Operations       1997       $   199,312  $   30,000           ---     $    3,894

(1) Other compensation for the 1999, 1998 and 1997 fiscal years consists of K-tel contributions under the 401(k) plan.

The following table summarizes stock option grants and option exercises during the fiscal year ended June 30, 1999, by each of K-tel's executive officers receiving in excess of $100,000 for services rendered to K-tel during the fiscal year ended June 30, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                                                    POTENTIAL REALIZABLE VALUE
                        NUMBER OF    PERCENT OF TOTAL                               AT ASSUMED ANNUAL RATES OF
                        SECURITIES      OPTIONS         EXERCISE   EXPIRATION          STOCK PRICE FOR OPTION
        NAME            UNDERLYING     GRANTED TO         PRICE       DATE                   TERMS (1)
                         OPTIONS      EMPLOYEES IN                                 ------------------------------
                         GRANTED      FISCAL YEAR                                       5%               10%
- -----------------------------------------------------------------------------------------------------------------
Philip Kives              200,000        12%           $ 11.1875    12/15/08       $ 1,407,000       $ 3,566,000
                          836,000        49%           $  8.7313     2/25/09       $ 4,591,000       $11,633,000

Lawrence Kieves           200,000        12%           $    6.50    10/19/08       $   818,000       $ 2,072,000

Jeffrey Koblick            27,500         2%           $  8.7313     2/25/09       $   151,000       $   383,000

- ----------------------------
(1) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent K-tel's estimate or projection of the future common stock price.




                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                           Shares
                          Acquired        Value           Number of Securities                Value of In-the Money
Name                    On Exercise     Realized      Underlying Options at FY-End            Options at FY-End(1)
- ---------------------   -----------     --------     ------------------------------           --------------------
                                                      Exercisable     Unexercisable        Exercisable     Unexercisable
                                                      -----------     -------------        -----------     -------------
Philip Kives              429,061       $481,100        245,439           361,500                 ---            ---
Lawrence Kieves               ---            ---            ---           200,000                 ---       $ 93,800
Jeffrey Koblick            27,200       $453,886          7,500            42,500            $  7,267       $ 14,535

(1) Market value of underlying securities at fiscal year end minus the exercise price.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains certain information as of September 17, 1999, regarding the beneficial ownership of the Common Stock by (i) each person known to K-tel to own beneficially five percent or more of the Common Stock, (ii) each director of K-tel, (iii) each executive officer of K-tel and (iv) the directors and executive officers as a group. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o K-tel International, Inc., 2605 Fernbrook Lane North, Minneapolis, Minnesota 55447-4736.

                                                                 ---------------------        ----------------
                                                                   AMOUNT AND NATURE           PERCENTAGE OF
                                                                    OF BENEFICIAL               OUTSTANDING
                                                                     OWNERSHIP(1)                  STOCK
Philip Kives .............................................                  4,711,730                   46.5%
220 Saulteaux Crescent
Winnipeg, Manitoba  R32 3W3
Canada

Lawrence Kieves...........................................                       ----                       *

Herbert Davis.............................................                      5,000                       *

Jay William Smalley.......................................                      5,000                       *

Dennis W. Ward............................................                       ----                       *

David Wolinsky............................................                      5,000                       *

Jeffrey Koblick...........................................                     34,700                       *

All directors and officers as a group
   (8 persons)............................................                  4,761,430                   46.8%
- --------------------

*        Indicates ownership of less than 1% of the outstanding shares of Common
         Stock.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission (the "Commission") and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. The same shares may be beneficially owned by more than one person.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer, has from time to time made advances to the Company. As of June 30, 1999 and 1998, the Company had a loan balance with K-5 of $1,945,000 and $1,000,000, respectively. The Company pays interest on the unpaid principal amount of financing at the same rate as the Company pays on its credit facility, until repayment of the loan, which is due on demand. The Company incurred interest of $186,000 in 1999, $95,000 in 1998, and $59,000 in 1997 on this loan.

The advances referred to in the preceding paragraph were made under an informal borrowing arrangement with K-5. On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5. Under the terms of the agreement, K-5 has agreed to make available up to $8.0 million on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001, and is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. K-5 and Foothill Capital Corporation have agreed that, if Foothill were to make a demand for payment as a result of a default in the loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. K-5 has separately committed to the Company that in the event of acceleration by Foothill, K-5 would assume the secured creditor position in addition to providing the line of credit previously discussed.

The Company purchased approximately $34,000 in fiscal 1999, $334,000 in fiscal 1998, and $381,000 in fiscal 1997 of consumer products from K-5. Management believes purchase prices for these products were at prices comparable to transactions with an unrelated third party. There was a payable amount of $51,000 at June 30, 1999, $9,000 at June 30, 1998, and $255,000 at June 30,
1997.

The Company sold approximately $12,000 during fiscal 1999, $39,000 during fiscal 1998 and $229,000 in fiscal 1997 of consumer convenience product to K-5. There was a balance receivable from K-5 at June 30, 1999, of $33,000, $4,000 at June 30, 1998, and $83,000 at June 30, 1997. Outstanding balances are settled on a timely basis. No interest was charged on the related outstanding balances during fiscal 1999.

K-5 retained the services of a consultant to assist it in matters relating to its operations, as well as those of the Company. K-5 estimates the value of the services paid to the consultant in fiscal 1999 on behalf of the Company to be $80,000. The Company has recorded this as a contribution to additional paid-in-capital.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS AND SCHEDULES

         The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page 23 hereof are filed as part of this report.

(b)      REPORTS ON 8-K

         During the last quarter of the period covered by this report, one Current Report on Form 8-K was filed on April 21, 1999, regarding a private placement transaction.

(c)      EXHIBITS

         The Exhibits listed below, which are numbered corresponding to Item 601 of Regulation S-K, are filed as a part of this report.


EXHIBIT       ITEM
3             Restated Article and                      Incorporated herein by reference to the
              Restated By-Laws                          Registrant's Annual Report on Form 10-K for the
                                                        year ended June 30, 1985

3.1           Amendment to Articles                     Incorporated herein by reference to the
              of Incorporation                          Registrant's Quarterly Report on Form 10-Q for the
                                                        quarter ended March 31, 1998

10.1          1987 Stock Incentive Plan                 Incorporated herein by reference to the
                                                        Registrant's Annual Report on Form 10-K for the
                                                        year ended June 30, 1987

10.2          Non-Qualified Stock Option                Incorporated herein by reference to the
              Agreement - Philip Kives                  Registrant's Quarterly Report on Form 10-Q for the
                                                        quarter ended March 31, 1997

10.3          1997 Stock Option Plan                    Incorporated herein by reference to the
                                                        Registrant's Annual Report on Form 10-K for the
                                                        year ended June 30, 1997

10.4          Loan and Security Agreement -             Incorporated herein by reference to the
              Foothill Capital Corporation              Registrant's Quarterly Report on Form 10-Q for the
                                                        quarter ended December 31, 1997

10.5          Non-Qualified Stock                       Incorporated herein by reference to the
              Option Agreement -                        Registrant's Annual Report on Form 10-K for the
              Philip Kives                              year ended June 30, 1998

10.6          Amendment Number One -                    Incorporated herein by reference to the
              Loan and Security Agreement -             Registrant's Annual Report on Form 10-K for the
              Foothill Capital Corporation              year ended June 30, 1998

10.7          Amendment Number Two - Loan and           Incorporated herein by reference to the
              Security Agreement - Foothill             Registrant's Annual Report on Form 10-K for the
              Capital Corporation                       year ended June 30, 1998

10.8          Restated Amendment Number Two - Loan      Incorporated herein by reference to the
              and Security Agreement - Foothill         Registrant's Annual Report on Form 10-K for the
              Capital Corporation.                      year ended June 30, 1998




10.9          Sale and Purchase Agreement relating to            Incorporated herein by reference to Exhibit
              K-tel International (Finland) Oy  by and           10.1 of the Registrant's Current  Report on
              between  K-tel International, Inc. an              Form 8-K filed on September 24, 1999
              Edel Music AG, dated September  10, 1999.

10.10         Letter Agreement relating to K-tel                 Incorporated herein by reference to Exhibit
              International (Finland) Oy  by and                 10.2 of the Registrant's Current  Report on
              between K-tel international, Inc. and              Form 8-K filed on September 24, 1999
              Edel Music AG, dated September 10, 1999.

10.11         Securities Purchase Agreement by and               Incorporated herein by reference to the
              between K-tel International, Inc. and two          Registrant's  Report on Form 8-K filed on
              investors, dated April 21, 1999.                   April 27, 1999

10.12         Settlement Agreement  and Mutual Release           Incorporated herein by reference to of the
              of Securities Purchase Agreement                   Registrant's  Report on Form 8-K filed on
              Settlement by and between K-tel                    August 4, 1999
              International, Inc. and two investors,
              dated August 3, 1999.

21            Subsidiaries of the Registrant                     Filed herewith

23            Consent of Independent Public Accountants          Filed herewith

27            Financial Data Schedule                            Filed herewith

99            Cautionary Statement                               Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on September 28, 1999, by the undersigned, thereunto duly authorized.

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


Signatures                     Title                          Date


/s/ Philip Kives          Chairman, Chief Executive Officer   September 28, 1999
- -----------------------   (Principal Executive Officer) and
Philip Kives              Director


/s/ Lawrence Kieves       President and Director              September 28, 1999
- -----------------------
Lawrence Kieves


/s/ Steven Kahn           Vice President-Finance              September 28, 1999
- -----------------------   Chief Financial Officer and
Steven Kahn               Treasurer
                          (Principal Accounting Officer)


/s/ Herbert Davis         Director                            September 28, 1999
- -----------------------
Herbert Davis

/s/ Jay William Smalley   Director                            September 28, 1999
- -----------------------
Jay William Smalley


/s/ David Wolinsky        Director                            September 28, 1999
- -----------------------
David Wolinsky


/s/ Dennis Ward           Director                            September 28, 1999
- -----------------------
Dennis Ward

(ITEM 14(A))
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants..................................................24

Consolidated Balance Sheets as of June 30, 1999 and 1998..................................25
Consolidated Statements of Operations for each of the
three years ended June 30, 1999...........................................................26

Consolidated Statements of Shareholders' Equity
for each of the three years ended June 30, 1999...........................................27

Consolidated Statements of Cash Flows for each of the
three years ended June 30, 1999...........................................................28

Notes to Consolidated Financial Statements................................................29

Supplemental Schedule to Consolidated Financial Statements:

         Schedule II - Valuation and Qualifying Accounts for each of the three years ended June 30, 1999..................................................41

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the consolidated financial statements and notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To K-tel International, Inc.:

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K-tel International, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                      ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
September 27, 1999

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(IN THOUSANDS - EXCEPT SHARE DATA)


ASSETS                                                                  1999               1998
- ------------------------------------------------------------------   ----------         ----------
Current Assets:
     Cash and cash equivalents                                        $  6,782           $  5,941
     Accounts receivable, less allowances of $1,400 and $661            12,701             15,341
     Inventories                                                         7,644              6,430
     Royalty advances                                                      927              1,475
     Prepaid expenses and other                                          2,146              3,043
                                                                     ----------         ----------
         Total Current Assets                                           30,200             32,230

Property and Equipment, net of
     accumulated depreciation and amortization
     of $3,100 and $2,671                                                1,549              2,131
Other Assets                                                             4,167              4,674
                                                                     ----------         ----------
                                                                      $ 35,916           $ 39,035
                                                                     ==========         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------

Current Liabilities:
     Current portion of notes payable                                 $  2,633           $  3,738
     Note payable to affiliate                                           1,945              1,000
     Accounts payable                                                    3,774              7,390
     Accrued royalties                                                   8,851              8,465
     Reserve for returns                                                 4,375              4,758
     Other current liabilities                                           6,546              5,736
                                                                     ----------         ----------
         Total Current Liabilities                                      28,124             31,087
                                                                     ----------         ----------

Notes Payable, net of current portion                                    4,000              4,174

Commitments and Contingencies (Note 8)

Shareholders' Equity: (Note 7)
     Common stock - 15,000,000 shares authorized;
         par value $.01; 10,241,199 and 8,316,668
         issued and outstanding                                             60                 41
Additional Paid-In Capital                                              21,155              9,609
Accumulated Deficit                                                    (16,416)            (4,869)
Cumulative translation adjustment                                       (1,007)            (1,007)
                                                                     ----------         ----------
     Total Shareholders' Equity                                          3,792              3,774
                                                                     ----------         ----------
                                                                      $ 35,916           $ 39,035
                                                                     ==========         ==========

      THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS - EXCEPT SHARE AND PER SHARE DATA)


                                                         1999               1998               1997
                                                      ----------         ----------         ----------
NET SALES                                              $ 77,664           $ 85,626           $ 75,501
                                                      ----------         ----------         ----------

COSTS AND EXPENSES:
     Cost of goods sold                                  42,073             47,670             41,387
     Advertising                                         16,494             16,808             11,520
     Selling, general & administrative                   29,249             23,683             19,012
                                                      ----------         ----------         ----------
         Total Costs and Expenses                        87,816             88,161             71,919
                                                      ----------         ----------         ----------
OPERATING (LOSS) INCOME                                 (10,152)            (2,535)             3,582
                                                      ----------         ----------         ----------
NON-OPERATING INCOME (EXPENSE):
     Interest Income                                         34                 48                124
     Interest expense                                      (777)              (490)              (122)
     Other income                                            --                614                 --
     Foreign currency transaction loss                     (587)               (16)              (162)
                                                      ----------         ----------         ----------
         Total Non-operating Income (Expense)            (1,330)               156               (160)
                                                      ----------         ----------         ----------
(LOSS) INCOME BEFORE PROVISION
     FOR INCOME TAXES                                   (11,482)            (2,379)             3,422

PROVISION FOR INCOME TAXES (Note 6)                          65                 28                218
                                                      ----------         ----------         ----------

NET (LOSS) INCOME                                      $(11,547)          $ (2,407)          $  3,204
                                                      ==========         ==========         ==========
NET (LOSS) INCOME PER SHARE:
     BASIC                                             $  (1.25)          $   (.31)          $    .43
     DILUTED                                           $  (1.25)          $   (.31)          $    .41
SHARES USED IN THE CALCULATION OF
(LOSS) INCOME PER SHARE:
     BASIC                                                9,224              7,736              7,527
     DILUTED                                              9,224              7,736              7,908

OTHER COMPREHENSIVE (LOSS) INCOME:
      Net (loss) income                                $(11,547)          $ (2,407)          $  3,204
      Foreign currency (loss) gain                         ----                (43)              (287)
                                                      ----------         ----------         ----------
OTHER COMPREHENSIVE (LOSS) INCOME                      $(11,547)          $ (2,450)          $  2,917
                                                      ==========         ==========         ==========

        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS)

                                                                                    Accumulated
                                   Common Stock         Additional                     Other
                              ----------------------     Paid-In     Accumulated   Comprehensive
                                Shares       Amount      Capital       Deficit         (Loss)        Total
                              ----------  ----------   -----------  ------------- --------------- ----------
Balance, July 1, 1996            7,484     $     37     $  7,870     $ (5,666)     $   (677)       $  1,564

Net loss                            --           --           --        3,204            --           3,204
Proceeds from exercise of
     stock options                  84           --           99           --            --              99
Translation adjustment              --           --           --           --          (287)           (287)
                                -------    ---------   ----------    ---------     ---------       ----------

Balance, June 30, 1997           7,568           37        7,969       (2,462)         (964)          4,580

Net income                          --           --           --       (2,407)           --          (2,407)
Proceeds from exercise of
     stock options                 749            4        1,640           --            --           1,644
Translation adjustment              --           --           --           --           (43)            (43)
                                -------    ---------   ----------    ---------     ---------       ----------

Balance, June 30, 1998           8,317           41        9,609       (4,869)       (1,007)          3,774

Net loss                            --           --           --      (11,547)           --         (11,547)
Proceeds from exercise of
     stock options               1,459           14        7,471           --            --           7,485
Proceeds from private
     equity placement              466            5        3,995           --            --           4,000
Contribution of services            --           --           80           --            --              80
Translation adjustment              --           --           --           --            --              --
                                -------    ---------   ----------    ---------     ---------       ----------
Balance, June 30, 1999          10,242     $     60     $ 21,155     $(16,416)     $ (1,007)       $  3,792
                                =======    =========   ==========    =========     =========       ==========

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS)

                                                                       1999               1998               1997
                                                                 ------------       ------------       -----------
Cash Flows From Operating Activities:
Net (loss) income                                                  $(11,547)          $ (2,407)          $  3,204
Adjustment to reconcile net (loss) income to cash
     provided by (used for) operating activities:
     Depreciation and amortization                                    1,520              1,060                630
     Loss on valuation of marketable securities                          --                514                 --
Changes in operating assets and liabilities:
     Accounts receivable                                              2,471              1,427             (1,927)
     Inventories                                                     (1,281)            (1,997)             1,461
     Royalty advances                                                   527                 75               (347)
     Prepaid expenses and other                                         782               (936)            (1,955)
     Accounts payable and other                                      (2,652)             2,981              1,039
     Accrued royalties                                                  408             (2,809)               412
     Reserve for returns                                               (350)              (348)            (1,863)
     Income taxes, net                                                   (1)                62                (89)
                                                                 ------------       ------------       -----------
         Cash provided by (used for) operating activities           (10,123)            (2,378)               565
                                                                 ------------       ------------       -----------

Investing Activities:
     Purchases of property and equipment                               (392)            (1,620)              (740)
     Proceeds from sale of property and equipment                        --                  4                141
     Change in net assets of business to be sold                        615                 --                 --
     Additions to music catalog                                        (877)              (932)              (200)
     Acquisition of Regal Shop International (Note 3)                    --               (350)                --
     Other                                                              190               (348)              (114)
                                                                 ------------       ------------       -----------
         Cash used for investing activities                            (464)            (3,246)              (913)
                                                                 ------------       ------------       -----------
Financing Activities:
     Proceeds (payments) of long term debt                             (183)             4,178                 --
     Line of Credit, Foothill Capital, net                           (1,105)             3,738                 --
     Repayments on line of credit                                        --               (836)            (1,028)
     Proceeds (payment) on note payable to affiliate                    945               (500)             1,500
     Proceeds from exercise of stock options                          7,485              1,664                 99
     Proceeds from private equity placement                           4,000                 --                 --
     Contribution of services                                            80                 --                 --
                                                                 ------------       ------------       -----------
         Cash provided  by  financing activities                     11,222              8,224                571
     Effect of Exchange Rate Changes on
         Cash and Cash Equivalents                                      206                 --               (137)
                                                                 ------------       ------------       -----------
     Net Increase in Cash and Cash Equivalents                          841              2,600                 86
     Cash and Cash Equivalents at Beginning of Year                   5,941              3,341              3,255
                                                                 ------------       ------------       -----------
     Cash and Cash Equivalents at End of year                      $  6,782           $  5,941           $  3,341
                                                                 ============       ============       ===========
Supplemental Cash Flow Information
     Cash Paid For -
         Interest                                                  $    867           $    476           $     67
                                                                 ============       ============       ===========
         Income Taxes                                              $     60           $     60           $    268
                                                                 ============       ============       ===========

        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999, 1998 AND 1997

1.       BUSINESS AND LIQUIDITY

         K-tel International, Inc. (the "Company", "K-tel", or the "Registrant") was incorporated in 1968. Its corporate offices are located in Minneapolis, Minnesota. K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience in the United States and Europe, we have developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. We also market through two Internet e-commerce sites, K-tel On-line (www.ktel.com) in the United States and (www.ktel.de) in Europe. Both sites feature a wide spectrum of music, video and consumer products. K-tel On-line features more than 250,000 music titles and 35,000 video titles conveniently available to on-line shoppers at value prices.

         The Company experienced negative cash flow of $10,123,000 cash from operations in fiscal 1999 and utilized another $464,000 investing activities. These cash requirements were satisfied principally from borrowings under credit facilities, advances made by an affiliate of the Chairman of the Board and from the exercise of stock options. As of June 30, 1999, the Company had $139,000 available for borrowings under its credit facility.

         On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill Capital Corporation ("Foothill") and expires on November 20, 2001. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. Management currently believes that K-tel has sufficient cash and borrowing capacity, to ensure the Company will continue operations in the near term.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

         REVENUE RECOGNITION - Revenue is generally recognized upon shipment to the customer. Most music sales are made with the right of return of unsold units. Estimated reserves for returns are established by management based on historical experience and product mix and are subject to the ongoing review and adjustment by the Company. No customer represented greater than 10% of net sales for the years ended June 30, 1999, 1998 or 1997.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of cash, and short-term, highly liquid investments with original maturities of less than ninety days.

         INVENTORIES - Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The cost of finished goods includes all direct product costs.

         RIGHTS TO USE MUSIC PRODUCT-- Certain of the Company's compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product. The amounts paid for minimum guarantees or non-returnable advances are capitalized and charged to expense as sales are made. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non-returnable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets. Licenses are subject to audit by licensors.

         In 1993 Dominion Entertainment, Inc. and K-tel Entertainment (U.K.), Ltd. filed a lawsuit against a United Kingdom entertainment company regarding infringement on a number of the Company's owned music master copyrights. During December of 1996 the Company settled the lawsuit for $950,000. The settlement consisted of a reimbursement of legal costs (which produced an $850,000 net income benefit) to the Company which was recorded as a reduction of selling, general and administrative expenses in the accompanying statement of operations for the year ended June 30, 1997. The Company also entered into a license agreement with the United Kingdom company which included an advance of future royalties. As of June 30, 1998 approximately $389,000 of this amount, had been recorded as deferred income in the accompanying balance sheet. The remaining deferred income was recorded as revenue in 1999.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets which range from three to nine years.

         SOFTWARE DEVELOPMENT COSTS - During the application and development stage of the software for K-tel On-line, payroll and other direct costs of materials and services incurred were capitalized. Such costs are being amortized on the straight-line basis over three years.

         ROYALTIES - The Company has entered into license agreements with various record companies and publishers under which it pays royalties on units sold. The Company accrues royalties using contractual rates and certain estimated rates on applicable units sold. The contractual royalty liability is computed quarterly and the accrued royalty balance is adjusted accordingly.

         ADVERTISING - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. At June 30, 1999 and 1998, $258,000 and $1,337,000,
         respectively, was reported as a prepaid expense in the accompanying balance sheet. Advertising expense was $16,494,000, $16,808,000 and $11,520,000 for each of the years ended June 30, 1999, 1998 and 1997 respectively.

         FOREIGN CURRENCY - The operations of all foreign entities are measured in local currencies. Assets and liabilities are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the year. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of shareholders' equity.

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

         STOCK SPLIT - On April 21, 1998, the Board of Directors declared a two-for-one stock split of the Company's Common Stock in the form of a stock dividend payable to shareholders of record on May 1, 1998. All disclosures and applicable per share data have been restated to reflect this split.

         NET (LOSS) INCOME PER SHARE - Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share have been computed assuming the exercise of stock options and their related income tax effect. For all periods presented common stock equivalents that were anti-dilutive were excluded from the per share calculation.

                                                                          1999           1998           1997
                                                                         -----          ------         -----
         Basic Earnings Per Share Computation
              Weighted Average Shares Outstanding                        9,224          7,736          7,527

         Diluted Earnings Per Share Computation
              Weighted Average Shares Outstanding                        9,224          7,736          7,527
              Stock Options                                                 --             --            381
                                                                         -----          ------         -----

         Denominator for Diluted Earnings per Share Computation          9,224          7,736          7,908
                                                                         -----          ------         -----
                                                                         -----          ------         -----


         USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates include allowances for bad debts, inventory valuation, return reserves, royalty obligations, purchase commitments and product replacement costs. Ultimate results could differ materially from those estimates.

         EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 as amended by SFAS 137 is effective for financial statements for fiscal years beginning after June 15, 2000. The Company anticipates implementing the reporting provisions required under SFAS No. 133 for the fiscal year beginning July 1, 2000. Management does not expect implementation of these reporting provisions to have a material impact on the Company's disclosures or results of operations.

3.       ACQUISITION OF CERTAIN ASSETS OF REGAL SHOP INTERNATIONAL LTD.

         On March 4, 1998, the Company acquired $3,250,000 of media rights and other assets of United Kingdom based Regal Shop International Ltd. (now K-tel Marketing Limited) for purchase consideration of $350,000 cash and the assumption of $2,900,000 of debt. The Company has accounted for the acquisition as a purchase, and the purchase price in excess of the fair value of the net assets acquired of $500,000 has been allocated to goodwill which is being amortized over five years. Media rights of $2,400,000 are included in Other Assets as of June 30, 1998, and are being amortized over a five year period. This acquisition was not material to the Company's consolidated financial statements.

4.       NOTES PAYABLE

                                                                         1999                   1998
                                                                   ---------------       ---------------

         Term Loan                                                 $     4,000,000       $     4,000,000
         Revolving Line of Credit                                        2,633,000             3,738,000
         Other                                                                ----               174,000
                                                                   ---------------       ---------------
         Total                                                     $     6,633,000       $     7,912,000
         Less Current Portion                                            2,633,000             3,738,000
                                                                   ---------------       ---------------
         Total Long Term Debt                                      $     4,000,000       $     4,174,000
                                                                   ---------------       ---------------
                                                                   ---------------       ---------------

         K-tel has a $10,000,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables, that expires on November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (7.75% at June 30, 1999) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of June 30, 1999, $4,000,000 was outstanding under the term loan, $2,633,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations was $139,000. In September 1999, the Company and Foothill further amended the credit agreement. As a result, the net worth covenant was changed to be defined as shareholders' equity and must be $3 million as of June 30, 1999 and $4 million commencing June 30, 2000.

5.       NOTE PAYABLE TO AFFILIATE

         From time to time the Company has borrowed from K-5 Leisure Products, Inc. The Company pays interest at prime rate (7.75% at June 30, 1999) on the unpaid principal amount of financing which is due on demand. As of June 30, 1999 and 1998, K-5 Leisure Products, Inc. had advanced $1,945,000 and $1,000,000 to the Company. (See Note 11, Subsequent Events)

6.       INCOME TAXES

         The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes is computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

         The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):


                                                                                 1999               1998               1997
                                                                             --------           --------           ---------
         Income (loss) before provision (benefit) for income taxes:
              United States                                                  $ (9,244)          $ (3,702)          $  1,694
              Foreign                                                          (1,958)             1,323              1,728
                                                                             --------           --------           ---------
                  Total                                                      $(11,202)          $ (2,379)          $  3,422
                                                                             --------           --------           ---------
                                                                             --------           --------           ---------

         Provision (benefit) for income taxes:
              Current payable
                  United States                                              $    ---           $   (119)          $    111
                  Foreign                                                          65                147                107
                                                                             --------           --------           ---------

              Total current payable and
              total provision for income taxes                               $     65           $     28           $    218
                                                                             --------           --------           ---------
                                                                             --------           --------           ---------


         A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 are as follows:

                                                                                 1999               1998               1997
                                                                                 ----               ----               ----
         Federal statutory rate                                                    34%                34%                34%
         State Taxes, net of Federal benefit                                        2                  2                  1
         Change in valuation allowance                                            (36)               (39)               (29)
         Effect of different tax rates on foreign earnings                         (1)                 2                ---
                                                                                 ----               ----               ----
                                                                                   (1)%               (1)%                6%
                                                                                 ----               ----               ----

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Temporary differences, which are all deferred tax assets, are as follows (in thousands):


                                                                         June 30,       June 30,
                                                                           1999            1998
                                                                       ------------   ------------
         Net operating loss carryfowards                               $    17,599    $    13,522
         Alternative minimum tax credits                                       432            432
         Reserve for returns                                                 1,384          1,477
         Depreciation and amortization                                         317            263
         Royalty reserves                                                      447            355
         Inventory reserves                                                    464            274
         Nondeductible accruals                                              1,130            286
         Allowance for bad debts                                               488            198
         Valuation allowance                                               (22,261)       (16,807)
                                                                       ------------   ------------
                                                                       $       ---    $       ---
                                                                       ------------   ------------

         A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability is more likely than not.

         For U.S. tax reporting purposes, the Company has net operating loss carryforwards ("NOL") of approximately $48,887,000. Of this amount approximately $8,590,000 is available only through the year 2000, an other $8,492,000 will be available only through 2001 and $22,744,000 will be available through 2013. The rest of the NOL carryforward will be available through the year 2019. However, of the amount available through 2013 and 2019, $19,663,000 relates to deductions associated with the exercise of stock options. The tax benefit of approximately $7,079,000 associated with this stock option deduction will be recorded as additional paid-in capital when realized. The NOL carryforwards may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $432,000 in U.S. federal alternative minimum tax credits which may be utilized in the future to offset any regular corporate income tax liability. NOL's available in foreign countries approximated $3,300,000 as of June 30, 1999.

7.       CAPITAL TRANSACTIONS

         SECURITIES PURCHASE AGREEMENT

         On April 21, 1999, the Company entered into a Securities Purchase Agreement with two investors, pursuant to which the Company would sell in a private placement transaction, up to $18.0 million of the Company's common stock in two tranches. The first tranche was to have totaled $8.0 million. Pursuant to the Agreement, the Company sold 465,794 shares of common stock for an aggregate of $4,000,000, or $8.588 per share. The Company was to sell an additional $4.0 million of common stock, on the effective date of a registration statement. Under the terms of the Agreement, the purchasers were to be entitled to acquire additional shares pursuant to a warrant. In addition, the Company issued warrants to the purchasers enabling them to purchase up to 167,754 additional shares of common stock at a purchase price of $10.73 per share, exercisable for a five-year period. In July 1999, a contractual dispute arose between the purchasers and K-tel and the $4,000,000 balance on the first tranche was not sold.

         On August 3, 1999, the Company entered into an agreement with the two purchasers of its common stock to terminate and void those agreements and to repurchase, for $4,600,000, the purchasers' common stock totaling 467,794 shares and warrants to acquire additional shares. The Company will have no further obligation to sell additional stock to the purchasers, who are also relieved of obligations to purchase additional shares. As a part of the settlement, the purchasers released the Company from all claims and dismissed with prejudice the lawsuit which they had commenced against the Company.

         The accompanying balance sheet as of June 30, 1999, includes the 465,794 shares of common stock issued for $4,000,000 on April 21, 1999, and the computation of the 1999 loss per share considers these shares for the time they were issued in fiscal 1999.

         STOCK INCENTIVE PLAN

         The Company has in place a Stock Incentive Plan for officers and other key employees of the Company. Under the terms of this plan the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock. The Company's 1987 plan covered a maximum of 700,000 shares of common stock. No additional shares can be granted from this plan and 9,450 shares remain exercisable, and options for 495,400 were granted. In February 1997 the Company's Board of Directors approved a new stock option plan covering a maximum of 600,000 shares of common stock. In February 1999, the Company's shareholders voted to increase the maximum shares under the 1997 plan to 2,000,000 shares. There were 744,260 net shares granted under this plan as of June 30, 1999.

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



         The Share information for all plans is summarized below:

                                                     Incentive Stock     Non-qualified     Restricted Stock
                                                         Options         Stock Options         Options
                                                     ---------------     -------------     ----------------
         Outstanding June 30, 1996                      221,000               86,250               55,000

         Granted                                         83,000                   --              860,000
         Exercised - at prices ranging from
         $.75 - $3.375 per share                        (47,174)             (36,250)                  --
         Canceled                                       (12,050)              (6,000)             (30,000)
                                                     -----------           ----------           ----------
         Outstanding June 30, 1997                      244,776               44,000              885,000

         Granted                                        590,000              500,000              231,000
         Exercised - at prices ranging from
         $.75 - $14.345 per share                      (247,100)             (47,000)            (455,000)
         Canceled                                        (7,100)                  --                   --
                                                     -----------           ----------           ----------
         Outstanding June 30, 1998                      580,576              497,000              661,000

         Granted                                        329,650            1,657,500                   --
         Exercised - at prices ranging from
         $.75 - $11.875 per share                      (232,676)            (580,061)            (646,000)
         Canceled                                      (407,340)            (521,000)             (15,000)
                                                     -----------           ----------           ----------
         Outstanding June 30, 1999                      270,210            1,053,439                   --
                                                     ===========           ==========           ==========

         Exercised Prices                          $.75 - $14.345       $.75 - $14.345       $2.00 - $14.125

         Options Exercisable                             87,410              264,939                   --

         Pro forma Option Information

         The Company accounts for its stock option plans under the provisions of APB Opinion No. 25, under which no compensation costs have been recognized. Had compensation costs for these plans been recorded at fair value consistent with the provisions of SFAS No. 123, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:


                                                       1999                 1998                1997
                                                   --------------       --------------      -------------
         Net income (loss) (in thousands):
             As reported                            $  (11,547)          $   (2,407)         $    3,204
             Pro forma                              $  (11,960)          $   (3,577)         $    2,757

         Basic EPS:
             As reported                            $    (1.25)          $     (.31)         $      .43
             Pro forma                              $    (1.30)          $     (.46)         $      .37

         Diluted EPS:
             As reported                            $    (1.25)          $     (.31)         $      .41
             Pro forma                              $    (1.30)          $     (.46)         $      .35



         The weighted average fair values of options granted in fiscal 1999 was $5.91, $6.10 in fiscal 1998 and in fiscal 1997 was $2.20.

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

                                                      1999               1998               1997
                                                      ----               ----               ----
         Risk-free interest rate                      4.25%              5.12%              6.3%
         Expected life                                5 years            5 years            5 years
         Expected volatility                          100%               100%               57%
         Expected dividend yield                      None               None               None

         Because the measurement provisions of SFAS No. 123 have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

8.       COMMITMENTS AND CONTINGENCIES

         LITIGATION AND DISPUTES

         K-tel is involved in several legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

         CLASS ACTION LAWSUIT

         K-tel and certain of its current and former officers and directors are defendants in IN RE K-TEL INTERNATIONAL, INC. SECURITIES LITIGATION, No. 98-CV-2480. This action consolidates twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint which challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees, and any other relief the Court deems just and proper. K-tel plans to move to dismiss the Complaint. It is not possible at this early stage of the litigation to predict the outcome of this action with any certainty. K-tel has two insurance policies providing coverage of up to $20,000,000. The insurers are providing for the defense of the claims in the class action lawsuit subject to their reservations of legal rights under the applicable insurance policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.

         EARLY V. K-TEL INTERNATIONAL, INC.

         On March 10, 1997, Christopher Early filed a class action Complaint against K-tel International, Inc., Dominion Entertainment, Inc., and certain retailers in the Circuit Court of Cook County, Illinois. The defendants removed the action to the United States district Court for the Northern District of Illinois on April 3, 1997. On March 30, 1998, Early obtained leave to file an Amended Complaint adding K-tel International (USA), Inc. and one additional retailer as defendants, and purporting to allege class actions under (1) the Illinois Consumer Fraud and Deceptive Trade Practices Act and (2) the Racketeer Influenced and Corrupt Organizations Act (RICO), for allegedly deceptive packaging of certain tapes and compact discs, which packaging allegedly defrauded consumers into believing that certain recordings thereon were original rather than new recordings. On behalf of the class, Early purports to seek (1) treble damages; (2) compensatory damages; (3) punitive damages; (4) an injunction prohibiting "the further sale of mislabeled tapes and CDs;" and (5) attorneys' fees and costs. The RICO count in the Amended Complaint has been dismissed. The federal district court has issued an order purporting to remand the state law count to the Circuit Court of Cook County, Illinois. Discovery has not commenced, and the class action aspects of the Complaint have not been ruled upon. K-tel has indemnified the retailer defendants in this matter, and intends to contest the case vigorously.

         INVENTORY

         Certain of the recordings in the Company's music compilations require the advance payment of royalties, publishing rights or commitments to purchase a minimum number of CDs or cassettes. The royalty and publishing amounts, which are advanced based on these commitments, may not be recoverable if the sales of the CDs and cassettes do not meet the contractual minimum. When it is determined that a royalty advance will not be recovered, it is charged to expense in that period. In addition, the Company may be required to purchase additional inventory or re-negotiate contracts related to products which had a minimum purchase commitment that is not being met. As of June 30, 1999, the Company had commitments to purchase approximately $2,000,000 of inventory on guaranteed contracts. A reserve for possible future losses on these purchase commitments of approximately $750,000 and $500,000 at June 30, 1999 and 1998, respectively, has been recorded in other current liabilities on the balance sheet.

         LEASES

         The Company has entered into several office and warehouse leases which expire through 2003. Commitments under these leases are $852,000 in 2000, $811,000 in 2001, $373,000 in 2002, $93,000 in

         2003 and $82,000 in 2004. Rental expense was $956,000 in 1999, $885,000 in 1998, and $988,000 in 1997.

         OTHER

         The Company has made certain commitments for marketing and advertising services relating to K-tel.com that will require payments of $20,000 per month through October 2000.


9.       RELATED PARTY TRANSACTIONS

         K-5 Leisure Products, Inc., an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer, has from time to time made advances to the Company. As of June 30, 1999 and 1998, the Company had a loan balance with K-5 Leisure Products, Inc. of $1,945,000 and $1,000,000, respectively. The Company pays interest on the unpaid principal amount of financing at the same rate as the Company pays on its credit facility, until repayment of the loan, which is due on demand. The Company incurred interest of $186,000 in 1999, $95,000 in 1998, and $59,000 in 1997 on this loan. (see Subsequent Events Footnote 11).

         The Company purchased approximately $34,000 in fiscal 1999, $334,000 in fiscal 1998, and $381,000 in fiscal 1997 of consumer products from an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. Management believes purchase prices for these products were at prices comparable to transactions with an unrelated third party. There was a payable amount of $51,000 at June 30, 1999, $9,000 at June 30, 1998, and $255,000 at June 30, 1997.

         The Company sold approximately $12,000 during fiscal 1999, $39,000 during fiscal 1998 and $229,000 in fiscal 1997 of consumer convenience product to an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. There was a balance receivable from the affiliate at June 30, 1999, of $33,000, $4,000 at June 30, 1998,
         and $83,000 at June 30, 1997. Outstanding balances are settled on a timely basis. No interest was charged on the related outstanding balances during fiscal 1999.

         K-5 Leisure Products, Inc. retained the services of a consultant to assist it in matters relating to its operations, as well as those of the Company. K-5 Leisure Products, Inc. estimates the value of the services paid to the consultant in fiscal 1999 on behalf of the Company to be $80,000. The Company has recorded this as a contribution to additional paid-in-capital.

10.      BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

         The Company markets and distributes entertainment and consumer products internationally. K-tel's businesses are organized, managed and internally reported as four segments: retail music sales, music licensing, direct response consumer sales and e-commerce. These segments are based on differences in products, customer type and sales and distribution methods. The Company has curtailed or discontinued the operations of its video and third party media buying businesses and these are collectively classified as a discontinued segment below.

         The retail music segment consists primarily of the sales of pre-recorded music both from the Company's music master catalog and under licenses obtained from other record companies, as well as pre-recorded music developed by other companies who desire to use K-tel for sales and distribution of their music products. The Company sells compact discs, cassettes and albums directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

         The Company licenses its master music catalog, consisting of original recordings and re-recordings of music from the 1950's through today. The Company also licenses the rights to master recordings to third parties world-wide, for use in albums, films, television programs, and commercials, for either a flat fee or a royalty based on the number of units sold.

         The Company's consumer products business, which is concentrated in Europe, consists primarily of housewares, consumer convenience items and exercise equipment. The Company concentrates on products that have the potential for worldwide appeal and that are innovative, readily demonstrated and inexpensive (generally retailing for less than $100). In Europe, the Company engages in an extensive amount of direct response marketing. European direct response business is solicited through television and radio advertising campaigns.

         The Company's e-commerce business, K-tel On-line, enables customers to choose from brand-name recordings as well as K-tel compilations. K-tel On-line also gives customers the opportunity to create their own custom CD compilations from our master music catalog.

         Operating profits or losses of these segments include an allocation of general corporate expenses.



BUSINESS SEGMENT                         Consumer                                             Corporate/       Total
INFORMATION                  Music       Products     Licensing     Internet       Other     Elimination      Company
- ----------------  ----    ---------    ----------     ---------    ---------    ---------    -----------      --------
Net Sales         1999    $  40,329    $  33,014      $  4,272     $     400    $     717      $ (1,068)     $  77,664
                  1998       41,611       25,329         3,808            39       15,772          (933)        85,626
                  1997       39,661       23,586         4,868            --        8,350          (964)        75,501

Operating         1999    $ (5,301)    $ (1,942)      $  2,052     $ (2,231)    $ (2,730)             --     $(10,152)
Income            1998      (1,315)          844         1,640         (481)      (3,223)             --       (2,535)
                  1997          926          796         2,162            --        (302)             --         3,582

Assets            1999    $  18,422    $  10,069      $  2,311     $   1,177    $     595      $   3,342     $  35,916
                  1998       19,311       11,699         1,786           781        3,377          2,081        39,035
                  1997       17,518        6,417         1,388            --        5,080             89        30,492

Depreciation      1999    $   2,259    $     525            --     $     158    $     102      $      56     $   3,100
                  1998        2,190          383            --             3           70             25         2,671
                  1997        1,807          333            --            --           29              3         2,172

Capital           1999    $     115    $     229            --     $     108           --      $      22     $     474
Expenditures      1998          665          111            --           735           48             53         1,612
                  1997          553           49            --            --          121              5           728



GEOGRAPHIC INFORMATION            United States             Europe             Total
- ---------------------- ----      --------------         -----------        -----------
Net Sales              1999      $       34,851         $    42,813        $    77,664
                       1998              55,883              29,743             85,626
                       1997              47,786              27,715             75,501

Assets                 1999      $       22,694         $    13,222        $    35,916
                       1998              24,574              14,461             39,035
                       1997              22,781               7,711             30,492


11.      SUBSEQUENT EVENTS

K-5 LEISURE PRODUCTS, INC. LINE OF CREDIT AGREEMENT

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill Capital Corporation ("Foothill") and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2000 in the event that the Company does not comply with the shareholder equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so.

SALE OF FINLAND AND LICENSING AGREEMENT

On September 10, 1999, K-tel sold all of the outstanding common stock of its subsidiary K-tel International (Finland) Oy. ("K-tel Finland") to an unrelated purchaser. In addition, the Company and the purchaser agreed to enter into a five-year licensing agreement in two European markets. The two transactions will result in proceeds of $7,000,000. Net proceeds after $1,350,000 transaction costs related to the sale exceeded the net book value of K-tel Finland's net assets of by approximately $4,400,000, which will be recorded as a gain in the quarter ending September 30, 1999. K-tel Finland was a subsidiary in the Company's music segment responsible for the sale of music in Scandinavia. The sale of this subsidiary is not expected to have a material effect on future operations of the Company. Sales in fiscal 1999, 1998 and 1997 were $6,200,000, $6,000,000 and $6,400,000, respectively, and net earnings in the same periods were $169,000, $428,000 and $225,000, respectively. Net assets of this subsidiary at June 30, 1999 were $611,000 and are included as assets held for resale in the prepaid expense caption of the balance sheet.

SCHEDULE II

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the years ended June 30, 1999, 1998, and 1997


                                 (In thousands)


                           Balance at       Charged to Costs
                          Beginning of    and Expenses or Net      Charged to                       Balance at End
                             Period              Sales           Other Accounts      Deductions        of Period
                          -------------   --------------------   ---------------     ----------     ---------------
Allowance for
Doubtful Accounts
- -----------------

1999                        $    661           $  1,088           $     (3)(1)      $   (346)(2)       $   1,400
1998                        $    952           $    986           $     (1)(1)      $ (1,276)(2)       $     661
1997                        $  1,035           $    533           $    (29)(1)      $   (587)(2)       $     952


Reserve for
Returns
- -----------------

1999                        $  4,758           $ 12,094           $    (27)(1)      $   (12,450)        $  4,375
1998                        $  4,930           $ 13,943           $     (9)(1)      $   (14,106)        $  4,758
1997                        $  6,817           $ 10,096           $    (24)(1)      $   (11,959)        $  4,930

(1)  Exchange rate change

(2)  Uncollectible accounts written off, net of recoveries

                                 EXHIBIT INDEX

         The Exhibits listed below, which are numbered corresponding to Item 601 of Regulation S-K, are filed as a part of this report.


Exhibit  Item
- -------  ----
3        Restated Article and                               Incorporated herein by reference to the
         Restated By-Laws                                   Registrant's Annual Report on Form 10-K for the
                                                            year ended June 30, 1985

3.1      Amendment to Articles                              Incorporated herein by reference to the
         of Incorporation                                   Registrant's Quarterly Report on Form 10-Q for the
                                                            quarter ended March 31, 1998

10.1     1987 Stock Incentive Plan                          ncorporated herein by reference to the
                                                            egistrant's Annual Report on Form 10-K for the
                                                            ear ended June 30, 1987

10.2     Non-Qualified Stock Option                         Incorporated herein by reference to the
         Agreement - Philip Kives                           Registrant's Quarterly Report on Form 10-Q for the
                                                            quarter ended March 31, 1997

10.3     1997 Stock Option Plan                             Incorporated herein by reference to the
                                                            Registrant's Annual Report on Form 10-K for the
                                                            year ended June 30, 1997

10.4     Loan and Security Agreement                        Incorporated herein by reference to the
         - Foothill Capital Corporation                     Registrant's Quarterly Report on Form 10-Q for the
                                                            quarter ended December 31, 1997

10.5     Non-Qualified Stock                                Incorporated herein by reference to the
         Option Agreement -                                 Registrant's Annual Report on Form 10-K for the
         Philip Kives                                       year ended June 30, 1998

10.6     Amendment Number One -                             Incorporated herein by reference to the
         Loan and Security Agreement                        Registrant's Annual Report on Form 10-K for the
         - Foothill Capital Corporation                     year ended June 30, 1998

10.7     Amendment Number Two - Loan and                    Incorporated herein by reference to the
         Security Agreement - Foothill                      Registrant's Annual Report on Form 10-K for the
         Capital Corporation                                year ended June 30, 1998

10.8     Restated Amendment Number Two - Loan               Incorporated herein by reference to the
         and Security Agreement - Foothill                  Registrant's Annual Report on Form 10-K for the
         Capital Corporation.                               year ended June 30, 1998





10.9     Sale and Purchase Agreement relating to            Incorporated herein by reference to Exhibit
         K-tel International (Finland) Oy  by and           10.1 of the Registrant's Current  Report on
         between  K-tel International, Inc. an              Form 8-K filed on September 24, 1999
         Edel Music AG, dated September  10, 1999.

10.10    Letter Agreement relating to K-tel                 Incorporated herein by reference to Exhibit
         International (Finland) Oy  by and                 10.2 of the Registrant's Current  Report on
         between K-tel international, Inc. and              Form 8-K filed on September 24, 1999
         Edel Music AG, dated September 10, 1999.

10.11    Securities Purchase Agreement by and               Incorporated herein by reference to the
         between K-tel International, Inc. and two          Registrant's  Report on Form 8-K filed on
         investors, dated April 21, 1999.                   April 27, 1999

10.12    Settlement Agreement  and Mutual Release           Incorporated herein by reference to of the
         of Securities Purchase Agreement                   Registrant's  Report on Form 8-K filed on
         Settlement by and between K-tel                    August 4, 1999
         International, Inc. and two investors,
         dated August 3, 1999.

21       Subsidiaries of the Registrant                     Filed herewith

23       Consent of Independent Public Accountants          Filed herewith

27       Financial Data Schedule                            Filed herewith

99       Cautionary Statement                               Filed herewith