Form 10-Q
period 1999-09-30
K TEL INTERNATIONAL INC
filed 1999-11-15
CIK 54193

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-6664

K-TEL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0946588 (I.R.S. Employer Identification No.)
2605 Fernbrook Lane North, Minneapolis, Minnesota	55447-4736
(Address of principal executive offices)	(Zip Code)

(612) 559-6800
(Registrant's telephone number including area code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practical date. As of November 1, 1999, there were 9,775,405 shares of the registrant's common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 1999

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 1999 and June 30, 1998

(in thousands)

ASSETS

	September 30, 1999	June 30, 1999
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$7,630	$6,782
Accounts receivable, net	15,767	12,701
Inventories	8,573	7,644
Royalty and other advances	1,355	927
Prepaid expenses and other	2,576	2,146

Total Current Assets	35,901	30,200

Property and Equipment, net of accumulated depreciation and amortization of $3,273 and $3,100	1,495	1,549
Other Assets	4,063	4,167

	$41,459	$35,916

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of notes payable	$3,881	$2,633
Note payable to affiliate	1,945	1,945
Accounts payable	9,250	3,774
Accrued royalties	10,393	8,851
Reserve for returns	4,694	4,375
Other current liabilities	4,598	6,546

Total Current Liabilities	34,761	28,124

Long Term Debt	4,000	4,000
Shareholders' Equity:
Common stock	60	60
Additional Paid-In Capital	17,155	21,155
Accumulated Deficit	(13,536)	(16,416)
Cumulative translation adjustment	(981)	(1,007)

Total Shareholders' Equity	2,698	3,792

	$41,459	$35,916

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(in thousands—except per share data)

	Three Months Ended September 30,
	1999	1998
NET SALES	$18,097	$18,792

COSTS AND EXPENSES:
Cost of goods sold	9,512	10,434
Advertising	3,410	4,430
Selling, general & administrative	5,884	7,089

Total Costs and Expenses	18,806	21,953

OPERATING INCOME (LOSS)	(709)	(3,161)

OTHER INCOME (EXPENSE):
Interest income	41	15
Interest expense	(189)	(159)
Foreign currency transaction gain	203	174
Other expense	(600)	—
Gain on sale of subsidiary	4,341	—

Total Other Expense	3,796	30

INCOME (LOSS) BEFORE (PROVISION)
BENEFIT FOR INCOME TAXES	3.087	(3,131)
(PROVISION) BENEFIT FOR INCOME TAXES	(207)	54

NET INCOME (LOSS)	$2,880	$(3,077)

INCOME (LOSS) PER SHARE;
BASIC	$.30	$(.37)
DILUTED	$.29	$(.37)
INCOME (LOSS) PER SHARE:
BASIC	9,775	8,318
DILUTED	9,780	8,318
OTHER COMPRESHENSIVE INCOME (LOSS):
Net income (loss)	$2,880	$(3,077)
Foreign currency gain	26	190

OTHER COMPRESHENSIVE INCOME (LOSS):	$2,906	$(2,887)

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(in thousands)

	Three Months Ended September 30,
	1999	1998
Cash Flows From Operating Activities:
Net income (loss)	$2,880	$(3,077)
Adjustments to reconcile net income to cash used for operating activities:
Depreciation and amortization	415	402
Gain on sale of K-tel Finland	(4,341)	—
Changes in current operating items:
Accounts receivable	(2,894)	760
Inventories	(857)	(675)
Royalty and other advances	(411)	(462)
Prepaid expenses and other	(435)	(271)
Accounts payable and other	3,197	(1,037)
Accrued royalties	1,519	(115)
Reserve for returns	297	(320)
Income taxes, net	200	(86)

Cash (used for) operating activities	(430)	(4,881)

Cash flows from investing activities:
Gain on sale of K-tel Finland	4,341	—
Property and equipment purchases	(51)	(354)
Music catalog additions	(84)	12
Other	(16)	(156)

Cash provided by investing activities	4,190	(498)

Cash flows from financing activities:
Borrowings on line of credit, net	1,248	1,407
Proceeds from note payable to affiliate, net	—	2,000
Repurchase of shares issued in private placement	(4,000)	—
Proceeds from exercise of stock options	—	26

Cash (used for) provided by financing activities	(2,752)	3,433

Effect of exchange rates on cash	(160)	(47)

Net increase (decrease) in cash and cash equivalents	848	(1,993)
Cash and cash equivalents at beginning of year	6,782	5,941

Cash and cash equivalents at period end	$7,630	$3,948

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND DESCRIPTION

    K-tel International, Inc. is an international marketer and distributor of entertainment and consumer products and is a leader in the market niche for pre-recorded music compilations. With more than 35 years of marketing experience world-wide, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music, and consumer products through traditional retail and direct-response marketing channels. The Company also markets through two Internet e-commerce sites, Ktel.com in the United States and Ktel.de in Europe. Both sites feature a wide spectrum of music, video and consumer products conveniently available to on-line shoppers at value prices.

2. BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 established accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The company will be required to adopt SFAS No. 133 no later than January 1, 2000. K-tel International, Inc. had not entered into any derivative financial instruments as of September 30, 1999. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments that are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

4. COMPUTATION OF NET INCOME (LOSS) PER SHARE

    The earnings per share calculation for the three months ended September 30, 1999 included 5,000 common stock equivalents. The earnings per share calculation for the three months ended September 30, 1998 do not give effect to common stock equivalents as they would be anti-dilutive.

5. CREDIT FACILITIES

    K-tel has a $10,000,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (8.25% at September 30, 1999) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of September 30, 1999, $4,000,000 was outstanding under the term loan, $3,881,000 was outstanding under the revolving line of credit and the maximum additional available under the borrowing limitations was $350,000. K-tel was in compliance or obtained a waiver from the lender for all covenants, limitations and restrictions under the credit agreement.

    On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2000 in the event that the Company does not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of September 30, 1999, K-tel had an outstanding balance of $1,945,000 to K-5. During the three months ended September 30, 1999 K-5 advanced an additional $1,600,000 which was repaid in the period. K-tel pays interest on the unpaid principal amount of financing at the same rate as K-tel pays on the Foothill loan.

6. NON-RECURRING INCOME/EXPENSE

    The Company had two significant components of non-operating income and expense in the quarter ended September 30, 1999 included in net income. The Company recognized a net gain of $4,341,000 on the sale of K-tel International (Finland) Oy and incurred an expense of $600,000 in connection the settlement of a private equity placement in August 1999.

    Operations for the three month period ended September 30, 1998 included: i) a loss of $650,000, included in cost of goods, incurred by the Company when it discontinued marketing and distribution activities of its home video product line, ii) a loss of $800,000, included in advertising costs, relating to the write-offs of certain infomercials and remaining deferred media assets from its curtailed third party media buying operation because management determined such assets were not realizable, and iii) a loss of $250,000, included in selling, general and administrative expenses, incurred by the Company when it discontinued certain catalog operations in Germany.

7. COMMITMENTS AND CONTINGENCIES

    There have been no material changes in the Company's commitments and contingencies during the first quarter ended September 30, 1999. For additional information, refer to footnote 8 of the Company's consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 1999.

8. SEGMENT INFORMATION

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

    The Company's e-commerce business, K-tel On-line, enables customers to choose from brand-name recordings as well as K-tel compilations. K-tel On-line also gives customers the opportunity to create their own custom CD compilations from our master music catalog. K-tel International GmbH, the Company's German subsidiary, also operates an internet site Ktel.de

    Operating profits or losses of these segments include an allocation of general corporate expenses.

BUSINESS SEGMENT INFORMATION		Music	Consumer Products	Licensing	Internet	Other	Corporate/ Elimination	Total Company
Net Sales	1999	$9,900	$7,398	$810	$242	$17	$(270)	$18,097
	1998	11,685	6,139	671	50	447	(200)	18,792
Operating	1999	$170	$(490)	$123	$(432)	$(80)	—	$(709)
Income	1998	(541)	(1,044)	279	(571)	(1,284)	—	(3,161)
Assets	1999	$22,620	$9,789	$2,233	$996	$460	$5,361	$41,459
	1998	21,219	10,987	1,837	1,135	2,015	1,180	38,373

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience in the United States and Europe, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets through two Internet e-commerce sites, K-tel.com(www.ktel.com) in the United States and(www.ktel.de) in Europe. Both sites feature a wide spectrum of music, video and consumer products.

A. RESULTS OF OPERATIONS

    The following sections discuss the results of operations by business segment. General corporate expenses of $388,000 in the three months ended September 30, 1999, and $636,000 in the three months ended September 30, 1998 has been allocated to the segments.

THE THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1998

    Net sales for the three months ended September 30, 1999 were $18,097,000, a decline of 3.7% from the three months ended September 30, 1998. This sales decline can be attributed to the sale of K-tel International (Finland) Oy ("K-tel Finland") in September 1999. The sale was effective July 1, 1999. Therefore, the Company did not derive any revenue from this subsidiary in the three months ended September 30, 1999. For the three months ended September 30, 1998 K-tel Finland had revenues of $2,012,000. Therefore, on a comparable basis, excluding K-tel Finland revenues for the three months ended September 30, 1998, revenues increased for the three months ended September 30, 1999 by 7.8%.

    Net income for the three months ended September 30, 1999 was $2,880,000, or $.30 per share, compared to a loss of $3,077,000, or $0.37 per share, in the three months ended September 30, 1998. For the three months ended September 30, 1999 the company incurred an operating loss of $709,000 compared to an operating loss in the three months ended September 30, 1998 of $3,161,000. The Company had two significant components of non-operating income and expense in the quarter ended September 30, 1999 included in net income. The Company recognized a net gain (including taxes) of $4,164,000 on the sale of K-tel Finland and incurred an expense of $600,000 in connection the settlement of a private equity placement in August 1999. Both of these items are discussed in further detail in the liquidity section below.

BUSINESS SEGMENT RESULTS

Music

    Sales in the music segment were $9,900,000 in the three months ended September 30, 1999 compared to $11,685,000 in the three months ended September 30, 1998. Domestic music sales increased $1,000,000, offset by a decline in European music sales (including Finland) of $2,787,000. K-tel Finland was included in this segment in 1998. Therefore, on a comparable basis, excluding K-tel Finland, music segment sales increased 2.3%. The domestic music business, which historically has been comprised of sales of music compilations produced by K-tel, is experiencing a change in its product mix. K-tel operates K-tel Distribution ("KTD"), which sources other record labels for sales and distribution by K-tel. Sales of KTD increased to $3,209,000 in the three months ended September 30, 1999 compared to $2,589,000 in the three months ended September 30, 1998. The Music segment had several significant new hits in the three months ended September 30, 1999 including Club Mix 2000, Greatest Sports Rock and Jams Volume 4, Latin Club Mix 2000, Exposed Roots and Mix Connection-Bad Boy Bill/Bangin the Box.

    Cost of goods sold in the music segment increased to 69.3% of sales in the three months ended September 30, 1999 compared to 64.6% of sales in the three months ended September 30, 1998. The KTD business, represented about 32% of sales in the three months ended September 30, 1999 compared to 22% of sales in the three months ended September 30, 1998, generally has a cost of goods sold of about 80%, resulting in a higher cost of goods sold for the segment. Offsetting the high cost of goods sold in the KTD business is the fact that the record labels pay for all of the advertising and promotion, so K-tel does not bear these expenses. Advertising expense, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased $935,000 and was approximately 5.6% of revenues in the three months ended September 30, 1999 compared to 12.7% for the three months ended September 30, 1998. This spending decrease was the result of eliminating most TV advertising, which was deemed not effective and better utilization of promotional spending. Also the increased revenue from KTD which has no advertising expenses' lowered the advertising expense percentage of revenues. Selling, general and administrative expenses decreased $872,000 or 27.4% to $2,312,000 in the three months ended September 30, 1999 compared to $3,184,000 in the three months ended September 30, 1998. The primary reasons for the decrease include savings related to headcount reductions, elimination of certain outside consulting services, general overall spending level reductions and the elimination of G & A expenses from Finland. As a result, the music segment incurred an operating profit of $170,000 in the three months ended September 30, 1999 compared to an operating loss of $541,000 in the three months ended September 30, 1998.

Licensing

    Licensing revenues were $810,000 in the three months ended September 30, 1999 compared to $671,000 in the three months ended September 30, 1998. Included in the segment revenue in the three months ended September 30, 1999 and the three months ended September 30, 1998 were approximately $270,000 and $200,000 of inter-company revenues, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $123,000 in the three months ended September 30, 1999 and $279,000 in the three months ended September 30, 1998.

Consumer Products

    Sales of consumer products which are primarily sold via infomercials in Europe were $7,398,000 in the three months ended September 30, 1999, a 20.5% increase over the three months ended September 30, 1998 sales of $6,139,000. Revenues in this segment are seasonal with this quarter generally being the lowest revenue quarter in the year. Cost of goods sold, as a percentage of sales, improved slightly to 33.2% in the three months ended September 30, 1999 compared to 33.8% in the three months ended September 30, 1998 due to product mix. Advertising expenditures were $2,763,000 (37.4% of revenue) in the three months ended September 30, 1999 compared to $2,265,000 (36.9% of revenues) in the three months ended September 30, 1998. Selling, general and administrative expense was $2,671,000 in the three months ended September 30, 1999 compared to $2,844,000 in the three months ended September 30, 1998. As a result, the consumer products segment incurred an operating loss of $490,000 in the three months ended September 30, 1999 compared to an operating loss of $1,044, 000 in the three months ended September 30, 1998.

E-commerce

    K-tel operates its Internet service, K-tel.com (www.ktel.com), featuring a wide spectrum of music products for purchase by the public. K-tel also operates a German language Internet service (www.ktel.de). Revenues for the combined e-commerce segment for the three months ended September 30, 1999 were $242,000 compared to $50,000 for the three months ended September 30, 1998. The cost of goods sold in the three months ended September 30, 1999 was approximately 65.2% of revenues compared to 96.0% in 1998. In the three months ended September 30, 1999, advertising was $92,000 compared to $129,000 in 1998 and selling, general and administrative expenses were $424,000 for the three months ended September 30, 1999 compared to $444,000 in 1998 resulting in operating losses of $432,000 and $571,000 for the three months ended September 30, 1999 and 1998, respectively.

Other

    The other segment of the business is comprised of the third-party media buying segment and a video business, both of which have been curtailed or discontinued. Revenues from these businesses were $17,000 and $447,000 for the three months ended September 30, 1999 and 1998 respectively. Operating losses for these businesses were $80,000 and $1,284,000 for the three months ended September 30, 1999 and 1998, respectively.

B. LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1999, K-tel had $7,630,000 in cash and cash equivalents, an increase of $848,000 from the balance at June 30, 1999. During the three months ended September 30, 1999, K-tel experienced negative cash flow from operating activities of $430,000 and provided$4,190,000 from investing activities. The primary component of the investing activities was the sale of K-tel Finland. In September 1999, K-tel sold all of the outstanding common stock of its subsidiary K-tel Finland to an unrelated purchaser. Net proceeds after $1,386,000 in transaction costs related to the sale exceeded the net book value of K-tel Finland's net assets by approximately $4,341,000, which was recorded as a gain and reported in other income in the consolidated statement of operations for the three months ended September 30, 1999. K-tel Finland was a subsidiary in the Company's music segment responsible for the sale of music in Scandinavia. The sale of this subsidiary is not expected to have a material effect on future operations of the Company.

    Financing activities utilized $2,752,000 in cash in the three months ended September 30, 1999. The Company utilized $4,000,000 of funds related to the unwinding of a Securities Purchase Agreement K-tel entered into with two investors in April 1999, pursuant to which K-tel would have sold in a private placement transaction up to $18.0 million of its common stock in two tranches. The first tranche was to have totaled $8,000,000. Pursuant to the agreement, K-tel sold 465,794 shares of common stock for an aggregate of $4,000,000, or $8.588 per share. K-tel was obligated to sell an additional $4,000,000 of common stock on the effective date of a registration statement under the Securities Act of 1933, covering the common stock. In July 1999, a contractual dispute arose between the purchasers and K-tel and the $4,000,000 balance on the first tranche was not sold. On August 3, 1999, K-tel entered into an agreement with the purchasers of the common stock in the private placement to void the original agreement and for K-tel to repurchase the 465,794 shares previously issued for $4,600,000. K-tel used $3,000,000 of internal funds and $1,600,000 of funds advanced by K-5 to repurchase the shares. As a result of this repurchase, K-tel incurred an expense of $600,000 which was reported in other expense in the consolidated statement of operations for the three months ended September 30, 1999. In addition the company increased its borrowings under it's line of credit with Foothill Capital Corporation by $1,248,000 in the three months ended September 30, 1999.

    K-tel has primarily funded its operations to date through internally generated capital, bank financing, proceeds from stock option exercises and advances made by an affiliate of the Chairman of the Board and Chief Executive Officer. Management currently believes that K-tel has sufficient cash and borrowing capacity, to ensure the Company will continue operations in the near term. In part, this is a result of projected improvement in operating results in fiscal 2000 and the availability of credit from its two lenders.

    K-tel has a $10,000,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (8.25% at September 30, 1999) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of September 30, 1999, $4,000,000 was outstanding under the term loan, $3,881,000 was outstanding under the revolving line of credit and the maximum additional available under the borrowing limitations was $350,000. K-tel was in compliance or obtained a waiver from the lender for all covenants, limitations and restrictions under the credit agreement.

    On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2000 in the event that the Company does not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of September 30, 1999, K-tel had an outstanding balance of $1,945,000 to K-5. During the three months ended September 30, 1999 K-5 advanced an additional $1,600,000 which was repaid in the period. K-tel pays interest on the unpaid principal amount of financing at the same rate as K-tel pays on the Foothill loan.

Year 2000 Disclosure

    K-tel has developed a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000. The majority of K-tel's internal financial and information systems have been upgraded or are in the process of being upgraded or replaced with fully compliant new systems. The new systems implementation related to accounting for royalties is substantially completed. K-tel is revamping its e-commerce site and expects the site to be Year 2000 compliant by December 1, 1999. Some of K-tel's customers utilize equipment to capture and transmit financial transactions. K-tel has made the necessary updates to this equipment to ensure it will function properly in the year 2000. K-tel is also working with its processing banks and network providers to ensure that their systems are Year 2000 compliant. All costs associated with the processing banks and network providers will be or have been borne by the processing banks and network providers. K-tel does not rely on any one significant customer or vendor for its sales or purchases. The failure of any customer or vendor to achieve Year 2000 compliance is not expected to have a material impact on K-tel's operations. However, should K-tel, its customers, its vendors or the processing banks fail to resolve Year 2000 issues in a timely manner, K-tel may lose certain financial and operating data. As of September 30, 1999, K-tel had incurred less than $200,000 of costs in connection with its Year 2000 compliance efforts. K-tel estimates that its total cost of assessing and remedying Year 2000 issues will be less than $250,000.

Euro Conversion Disclosure

    On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries adopted the Euro as their common legal currency on that date. At this point, K-tel has not yet evaluated or determined the impact of the Euro conversion on K-tel.

Important Factors Relating to Forward Looking Statements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in the company's market risk during the first quarter ended September 30, 1999. For additional information, refer to page 14 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBIT INDEX

    27.
    Financial Data Schedule

    (b) REPORTS ON FORM 8-K

    During the quarter ended September 30, 1999, three current reports on Form 8-K were filed:

    July 13, 1999—Regarding a lawsuit filed by Strong River Investment, Inc. and Catharine Street, LLC.

    August 6, 1999—Regarding the settlement of the lawsuit filed by Strong River Investment, Inc. and Catharine Street, LLC.

    September 24, 1999—Regarding the sale of K-tel International (Finland) Oy.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC. Registrant
By:	/s/ LAWRENCE KIEVES Lawrence Kieves President
By:	/s/ STEVEN KAHN Steven Kahn Vice President and Chief Financial Officer (principal accounting officer)

QuickLinks

SIGNATURES