Form 10-Q
period 1999-12-31
K TEL INTERNATIONAL INC
filed 2000-02-14
CIK 54193

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       or

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

                                 (612) 559-6800
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practical date. As of February 1, 2000, there were 9,775,405 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1999
                                     INDEX


PART I.    Financial Information:                                                   Page
           Item 1.     Condensed Consolidated Balance Sheets as of
                       December 31, 1999 and   June 30, 1999                           3

                       Condensed Consolidated Statements of Operations
                       for the Three and Six Month periods ended
                       December 31, 1999 and 1998                                      4

                       Condensed Consolidated Statements of Cash Flows
                       for the Six Month  Periods Ended
                       December 31, 1999 and 1998                                      5

                       Notes to Consolidated Financial Statements                      6

           Item 2.     Management's Discussion and Analysis of Financial

                       Condition and Results of Operations                            10

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk     15

PART II.               Other Information:

           Item 2.     Legal Proceedings                                              15

           Item 6.     Exhibits and Reports on Form 8-K                               16


                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 1999
                                 (IN THOUSANDS)

                                                           December 31,               June 30,
                                                              1999                     1999
                                                        -------------------       -----------------
                                                           (UNAUDITED)
                      ASSETS

Current Assets:
  Cash and cash equivalents                                    $     5,340              $    6,782
  Accounts receivable, net                                          14,073                  12,701
  Inventories                                                        9,279                   7,644
  Royalty and other advances                                         1,500                     927
  Prepaid expenses and other                                         1,852                   2,146
                                                        -------------------       -----------------
     Total Current Assets                                           32,044                  30,200
                                                        -------------------       -----------------

Property and Equipment, net of
 accumulated depreciation and amortization of
 $3,399 and $3,100                                                   1,468                   1,549
Other Assets                                                         3,882                   4,167
                                                        -------------------       -----------------
                                                              $     37,394              $   35,916
                                                        -------------------       -----------------
                                                        -------------------       -----------------


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of notes payable                            $      3,960              $    2,633
  Note payable to affiliate                                          1,945                   1,945
  Accounts payable                                                   7,711                   3,774
  Accrued royalties                                                 10,232                   8,851
  Reserve for returns                                                4,402                   4,375
  Other current liabilities                                          4,436                   6,546
                                                        -------------------       -----------------
     Total Current Liabilities                                      32,686                  28,124
                                                        -------------------       -----------------

Long Term Debt                                                       4,000                   4,000

Shareholders' Equity:
  Common stock                                                          60                      60
  Additional Paid-In Capital                                        17,155                  21,155
  Accumulated Deficit                                              (15,485)                (16,416)
  Cumulative translation adjustment                                 (1,022)                 (1,007)
                                                        -------------------       -----------------
     Total Shareholders' Equity                                        708                   3,792
                                                        -------------------       -----------------

                                                              $     37,394              $   35,916
                                                        -------------------       -----------------
                                                        -------------------       -----------------

See accompanying notes to condensed consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                                   Three Months Ended                    Six Months Ended
                                                                      December 31,                           December 31,
                                                          -----------------------------------     ----------------------------------
                                                               1999                1998               1999                1998
                                                          ---------------     ---------------     --------------     ---------------
NET SALES                                                      $  16,404           $  21,006          $  34,501            $ 39,798
                                                          ---------------     ---------------     --------------     ---------------

COSTS AND EXPENSES:
  Cost of goods sold                                               7,955              11,038             17,467              21,472
  Advertising                                                      3,873               4,424              7,283               8,854
  Selling, general & administrative                                6,008               7,118             11,892              14,207
                                                          ---------------     ---------------     --------------     ---------------

     Total Costs and Expenses                                     17,836              22,580             36,642              44,533
                                                          ---------------     ---------------     --------------     ---------------



OPERATING  (LOSS)                                                 (1,432)             (1,574)            (2,141)            (4,735)
                                                          ---------------     ---------------     --------------     ---------------

OTHER INCOME (EXPENSE):

  Interest income                                                     41                  31                 82                  46
  Interest expense                                                  (242)               (332)              (431)               (491)
  Foreign currency transaction gain (loss)                          (249)                (97)               (46)                 77
  Other expense                                                      (47)                ---               (647)                ---
  Gain on sale of subsidiary                                         ---                 ---              4,341                 ---
                                                          ---------------     ---------------     --------------     ---------------

     Total Other Income (Expense)                                   (497)               (398)             3,299                (368)
                                                          ---------------     ---------------     --------------     ---------------


INCOME (LOSS) BEFORE

  INCOME TAXES                                                    (1,929)             (1,972)             1,158              (5,103)

  INCOME TAXES                                                        20                  76                227                  22
                                                          ---------------     ---------------     --------------     ---------------

NET INCOME  (LOSS)                                                (1,949)             (2,048)          $    931           $  (5,125)
                                                          ---------------     ---------------     --------------     ---------------
                                                          ---------------     ---------------     --------------     ---------------

INCOME (LOSS) PER SHARE
  BASIC                                                        $    (.20)           $   (.23)          $    .10           $    (.60)
  DILUTED                                                      $    (.20)           $   (.23)          $    .10           $    (.60)

SHARES USED IN THE CALCULATION OF
INCOME (LOSS) PER SHARE
  BASIC                                                            9,775               8,889              9,775               8,604
  DILUTED                                                          9,775               8,889              9,783               8,604

COMPRESHENSIVE INCOME (LOSS)
  Net income (loss)                                            $  (1,949)          $  (2,048)          $    931          $   (5,125)
  Foreign currency gain (loss)                                       (41)                 19                (15)                209
                                                          ---------------     ---------------     --------------     ---------------
COMPRESHENSIVE INCOME (LOSS)                                   $  (1,990)          $  (2,029)          $    916          $   (4,916)
                                                          ---------------     ---------------     --------------     ---------------
                                                          ---------------     ---------------     --------------     ---------------

See accompanying notes to condensed consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                       Six Months Ended
                                                                                          December 31,
                                                                           ----------------------------------------
                                                                                1999                     1998
                                                                           ----------------          --------------
Cash Flows From Operating Activities:

Net income (loss)                                                                      931                $ (5,125)
  Adjustments to reconcile net income (loss) to cash (used for)
      operating activities:
     Depreciation and amortization                                                     831                     871
     Net proceeds on sale of K-tel Finland                                          (4,341)                    ---
Changes in operating assets and liabilities:
      Accounts receivable                                                           (1,325)                    414
      Inventories                                                                   (1,633)                 (1,699)
      Royalty and other advances                                                      (563)                   (767)
      Prepaid expenses and other                                                       259                     243
      Accounts payable and other                                                     1,609                    (214)
      Accrued royalties                                                              1,370                     412
      Reserve for returns                                                               27                     140
      Income taxes, net                                                                216                     (70)
                                                                           ----------------          --------------
         Cash (used for) operating activities                                       (2,619)                 (5,795)
                                                                           ----------------          --------------

Investing Activities:
      Net proceeds on sale of K-tel Finland                                          4,341                     ---
      Property and equipment purchases                                                (176)                   (383)
      Other                                                                           (268)                   (290)
                                                                           ----------------          --------------
   Cash provided by (used for) investing activities                                  3,897                    (673)
                                                                           ----------------          --------------

Cash flows from financing activities:
      Borrowings on note payable, net                                                1,327                   1,106
      Repayments on note payable to affiliate, net                                     ---                    (305)
      Repurchase of shares issued in private placement                              (4,000)                    ---
      Proceeds from exercise of stock options                                          ---                   5,249
                                                                           ----------------          --------------
   Cash provided by (used for) financing activities                                 (2,673)                  6,050
                                                                           ----------------          --------------

Effect of exchange rates on cash                                                       (47)                     (8)
                                                                           ----------------          --------------

Net decrease in cash and cash equivalents                                           (1,442)                   (426)

Cash and cash equivalents at beginning of period                                     6,782                   5,941
                                                                           ----------------          --------------

Cash and cash equivalents at end of period                                      $    5,340                $  5,515
                                                                           ----------------          --------------
                                                                           ----------------          --------------


See accompanying notes to condensed consolidated financial statements.

                      K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BUSINESS AND DESCRIPTION

         K-tel International, Inc. ("the Company" or "K-tel") markets and distributes entertainment and consumer products internationally. The Company has more than 35 years of marketing experience in the United States and Europe, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets music, video and consumer products through two Internet e-commerce sites, K-tel.com (www.ktel.com) in the United States and (www.ktel.de) in Europe.

2.       LIQUIDITY

         The Company experienced a negative cash flow of $2,619,000 from operations for the six months ended December 31, 1999. The cash requirements to fund this deficit were satisfied principally from the sale of K-tel Finland which generated $4,294,000 in cash. As discussed in note 5 below, the Company has outstanding revolving credit agreements with Foothill Capital Corporation and K-5 Leisure Products, Inc. The Company anticipates that it will require additional cash to fund operations for the balance of the year and is exploring sources of financing including equity financing and existing revolving credit agreements. The Company has approximately $6 million of unused credit line with K-5 Leisure Products, Inc. and the availability of the Foothill line of credit varies with the accounts receivable asset base. While the Company has no commitments with respect to equity financing and has no assurance that it will have such financing when needed or that borrowing capacity under the Company's credit facilities will be sufficient, management believes that the Company will have adequate resources to continue operations in the near term.

3.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

4.       COMPUTATION OF INCOME (LOSS) PER SHARE

         The diluted income per share calculation for the six months ended December 31, 1999 included 7,954 common stock equivalents. The loss per share calculation for the three months ended December 31, 1999 and 1998 and the six months ended December 31, 1998 do not give effect to common stock equivalents as they would be anti-dilutive.

5.       NOTES PAYABLE

         K-tel has a $10,000,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (8.5% at December 31, 1999) and are secured by the assets of certain Company subsidiaries in the U.S., including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of December 31, 1999, $4,000,000 was outstanding under the term loan, $3,960,000 was outstanding under the revolving line of credit and the maximum additional available under the borrowing limitations was $48,000. K-tel was in compliance with all covenants, limitations and restrictions under the credit agreement and obtained a waiver from the lender for the minimum shareholders' equity covenant

         On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Subject to the terms of the agreement (including that there be no event of default under the Foothill Agreement), K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2000 in the event that the Company does not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of December 31, 1999, K-tel had an outstanding balance of $1,945,000 to K-5. During the six months ended December 31, 1999 K-5 advanced an additional $1,600,000 which was repaid in the period.

6.       OTHER INCOME/EXPENSE

         The Company had two significant components of other income and expense in the six months ended December 31, 1999. The Company recognized a gain of $4,294,000 on the sale of K-tel International (Finland) Oy and incurred an expense of $600,000 in connection the settlement of a private equity placement in August 1999.

         Operations for the three and six month periods ended December 31, 1998 include: i) a loss of $650,000, included in cost of goods, incurred by the Company when it discontinued marketing and distribution activities of its home video product line, ii) a loss of $800,000, included in advertising costs, relating to the write-offs of certain infomercials and remaining deferred media assets from its curtailed third party media buying operation because management determined such assets were not realizable, and iii) a loss of $250,000, included in selling, general and administrative expenses, incurred by the Company when it discontinued certain catalog operations in Germany. In addition, the loss for the three months ended December 31, 1998 includes approximately $280,000 in royalty income related to a settlement.

7.       COMMITMENTS AND CONTINGENCIES

         There have been no material changes in the Company's commitments and contingencies during the six months ended December 31, 1999 except as detailed in the following paragraph. For additional information, refer to footnote 8 of the Company's consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 1999.

         On January 11, 2000, the Company was named in a lawsuit entitled CHRISTOPHER EARLY V. K-TEL INTERNATIONAL, INC., ET AL, brought in the Circuit Court of Cook County, Illinois, against the company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The plaintiff claims that the defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the company had been brought by Mr. Early in 1997, and was dismissed by a U.S. Federal court in 1999 on jurisdictional grounds. The company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10.0 million, an injunction and costs incurred in the litigation, including attorneys fees. Based upon information available to it, the company further believes that damages, if any, are speculative and that there are no grounds for an award of punitive damages. While discovery has not yet begun and no assurance can be given that the company will be successful in defending this action, the Company believes it has meritorious defenses to all of the plaintiff's claims.

7.       SEGMENT INFORMATION

         The Company markets and distributes entertainment and consumer products internationally. K-tel's businesses are organized, managed and internally reported as four segments: retail music sales, music licensing, direct response consumer sales, and e-commerce. These segments are based on differences in products, customer type and sales and distribution methods. The Company has curtailed or discontinued the operations of its video and third party media buying businesses and these are collectively shown in the other column below.

         The retail music segment consists primarily of the sales of pre-recorded music both from the Company's music master catalog and under licenses obtained from other record companies, as well as pre-recorded music developed by other companies who desire to use K-tel for sales and distribution of their music products. The Company sells compact discs and cassettes directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

         The Company licenses the rights to its master music catalog, consisting of original recordings and re-recordings of music from the 1950's through today to third parties world-wide, for use in albums, films, television programs, and commercials, for either a flat fee or a royalty based on the number of units sold.

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

         The Company's e-commerce business, K-tel.com, (www.ktel.com) enables customers to choose from brand-name recordings as well as K-tel compilations. K-tel On-line also gives customers the opportunity to create their own custom CD compilations from our master music catalog. K-tel International GmbH, the Company's German subsidiary, also operates an internet site www.Ktel.de

         Operating profits or losses of these segments include an allocation of general corporate expenses.

Certain financial information on the Company's operating segments is as follows:


SIX MONTHS ENDED DECEMBER 31, 1999

BUSINESS SEGMENT                         Consumer                                        Corporate/        Total
INFORMATION                  Music       Products     Licensing    Internet    Other     Elimination      Company
----------------------     ---------     ---------    ---------    --------   --------   -----------    ---------
Net Sales         1999     $  17,323     $  15,431    $  1,622     $    637   $     17   $     (529)    $ 34.501
                  1998        23,880        13,988       1,841          100        615         (626)      39,798

Operating         1999     $    (389)    $  (1,421)   $    499     $   (695)  $   (135)          --     $ (2,141)
Income            1998        (1,169)       (1,606)        839       (1,285)    (1,514)          --       (4,735)

Assets            1999     $  21,127     $   9,807    $  2,269     $  1,153   $    337   $    2,701     $ 37,394
                  1998        22,249        11,719       2,095        1,080      1,624        1,872       40,639


THREE MONTHS ENDED DECEMBER 31, 1999

BUSINESS SEGMENT                         Consumer                                        Corporate/        Total
INFORMATION                  Music       Products     Licensing    Internet    Other     Elimination      Company
----------------------     ---------     ---------    ---------    --------   --------   -----------    ---------
Net Sales         1999     $   7,422     $   8,034    $    811     $    396   $    ---   $     (259)    $ 16,404
                  1998        12,195         7,849       1,170           50        169         (427)      21,006

Operating         1999     $    (559)    $    (931)   $    375     $   (263)  $    (54)          --     $ (1,432)
Income            1998          (628)         (562)        560         (714)      (230)          --       (1,574)


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

A.  RESULTS OF OPERATIONS

THE SIX MONTHS ENDED DECEMBER 31, 1999 VERSUS THE SIX MONTHS ENDED DECEMBER 31, 1998

Net sales for the six months ended December 31, 1999 were $34,501,000, a decline of 13.3% from the six months ended December 31, 1998 sales of $39,798,000. This sales decline can be primarily attributed to K-tel International (Finland) Oy ("K-tel Finland") which was sold effective July 1, 1999. Therefore, the Company did not derive any sales from this subsidiary in the six months ended December 31, 1999. For the six months ended December 31, 1998 K-tel Finland had sales of $4,070,000. On a comparable basis, excluding K-tel Finland, sales for the six months ended December 31, 1999 decreased by 3.4%.

Net income for the six months ended December 31, 1999 was $931,000, or $.10 per share, compared to a loss of $5,125,000, or $0.60 per share, in the six months ended December 31, 1998. For the six months ended December 31, 1999, the Company incurred an operating loss of $2,141,000 compared to an operating loss in the six months ended December 31, 1998 of $4,735,000. The Company had two significant components of other income and expense for the six months ended December 31, 1999: the Company recognized a gain of $4,294,000 on the sale of K-tel Finland and incurred an expense of $600,000 in connection the settlement of a private equity placement in August 1999. Both of these items are discussed in further detail in the liquidity section below.

The following sections discuss the results of operations by business segment. General corporate expenses of $734,000 in the six months ended December 31, 1999, and $1,132,000 in the six months ended December 31, 1998 have been allocated to the segments.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $17,323,000 in the six months ended December 31, 1999 compared to $23,880,000 in the six months ended December 31, 1998 a decline of 27.5%. Domestic music sales decreased $1,407,000 or 8.2% and European music sales decreased $5,150,000 of which Finland was $4,070,000. K-tel Finland was included in this segment in 1998. Therefore, on a comparable basis, excluding K-tel Finland, music segment sales decreased 12.6%. K-tel operates K-tel Distribution ("KTD"), which sources other record labels for sales and distribution by K-tel. Sales of KTD increased to $5,810,000 in the six months ended December 31, 1999 compared to $5,122,000 in the six months ended December 31, 1998.

Cost of goods sold in the music segment increased to 68.8% of sales in the six months ended December 31, 1999 compared to 65.4% of sales in the six months ended December 31, 1998. The KTD business represented about 34% of sales in the six months ended December 31, 1999 compared to 26% of sales in the six months ended December 31, 1998. KTD generally has a cost of goods sold of about 80%, resulting in a higher cost of goods sold for the music segment. Offsetting the high cost of goods sold in the KTD business is the fact that the record labels pay for all of the advertising and promotion, so K-tel does not bear these expenses. Advertising expense, within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased $2,048,000 and was approximately 5.9% of sales in the six months ended December 31, 1999 compared to 12.8% for the six months ended December 31, 1998. This spending decrease was the result of eliminating most TV advertising, which was deemed ineffective and better utilization of promotional spending. Additionally the increased sales from KTD with no related advertising expenses lowered the percentage of advertising expense to sales. Selling, general and administrative expenses decreased $1,594,000 or 25.0% to $4,780,000 in the six months ended December 31, 1999 compared to $6,374,000 in the six months ended December 31, 1998. The primary reasons for the decrease include savings related to headcount reductions, elimination of certain outside consulting services, general overall spending level reductions and the elimination of G & A expenses from Finland. As a result, the music segment incurred an operating loss of $389,000 in the six months ended December 31, 1999 compared to an operating loss of $1,169,000 in the six months ended December 31, 1998.

LICENSING

Licensing sales were $1,622,000 in the six months ended December 31, 1999 compared to $1,841,000 in the six months ended December 31, 1998. Included in the segment sales in the six months ended December 31, 1999 and the six months ended December 31, 1998 were approximately $529,000 and $626,000 of inter-company sales, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $499,000 in the six months ended December 31, 1999 versus $839,000 in the six months ended December 31, 1998. Operating income for the six months ended December 31, 1998 includes $280,000 of income related to a settlement.

CONSUMER PRODUCTS

Sales of consumer products which are primarily sold via infomercials in Europe were $15,431,000 in the six months ended December 31, 1999, a 10.3% increase over the six months ended December 31, 1998 sales of $13,988,000. Cost of goods sold, as a percentage of sales, remained constant at 34.7% in the six months ended December 31, 1999 and 1998. Advertising expenditures were $6,076,000 (39.4% of sales) in the six months ended December 31, 1999 compared to $4,945,000 (35.6% of sales) in the six months ended December 31, 1998. Selling, general and administrative expense was $5,426,000 in the six months ended December 31, 1999 compared to $5,787,000 in the six months ended December 31, 1998. Despite the sales increase, the consumer products segment incurred an operating loss of $1,421,000 in the six months ended December 31, 1999 compared to an operating loss of $1,606,000 in the six months ended December 31, 1998.

E-COMMERCE

K-tel operates its Internet service, K-tel.com (www.ktel.com), featuring a wide spectrum of music and related products. K-tel also operates a European Internet service (www.ktel.DE). This segment also includes K-tel's promotional custom CD business. Sales for the combined e-commerce segment for the six months ended December 31, 1999 were $637,000 compared to $100,000 for the six months ended December 31, 1998. The cost of goods sold in the six months ended December 31, 1999 was approximately 49.5 % of sales compared to 84.0% in 1998. In the six months ended December 31, 1999, selling general and administrative expenses were $1,332,000 compared to $1,385,000 resulting in operating losses of $695,000 and $1,285,000 for the six months ended December 31, 1999 and 1998, respectively.

OTHER

The other segment of the business is comprised of the third-party media buying segment and a video business, both of which have been discontinued. Sales from these businesses were $615,000 for the six months ended December 31,1998. Operating losses for these businesses were $135,000 and $1,514,000 for the six months ended December 31, 1999 and 1998, respectively. Expenses in fiscal 1999 relate to ongoing litigation.

THE THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THE THREE MONTHS ENDED DECEMBER 31, 1998

Net sales for the three months ended December 31, 1999 were $16,404,000, a decline of 21.9% from the three months ended December 31, 1998 sales of $21,006,000. This sales decline can be attributed to the music segment where domestic sales declined $2,410,000 and K-tel Finland which was sold effective July 1, 1999. The Company did not derive any sales from this subsidiary in the three months ended December 31, 1999. For the three months ended December 31, 1998 K-tel Finland had sales of $2,058,000. On a comparable basis, excluding K-tel Finland, sales for the three months ended December 31, 1999 decreased by 13.4%.

The net loss for the three months ended December 31, 1999 was $1,949,000, or $.20 per share, compared to a loss of $2,048,000, or $0.23 per share, in the three months ended December 31, 1998.

The following sections discuss the results of operations by business segment. General corporate expenses of $347,000 in the three months ended December 31, 1999, and $496,000 in the three months ended December 31, 1998 has been allocated to the segments.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $7,422,000 in the three months ended December 31, 1999 compared to $12,195,000 in the three months ended December 31, 1998 a decline of 39.1%. Domestic music sales decreased $2,410,000 or 27% and European music sales decreased $2,363,000 of which Finland was $2,058,000. K-tel Finland was included in this segment in 1998. Therefore, on a comparable basis, excluding K-tel Finland, music segment sales decreased 26.8%. K-tel operates K-tel Distribution ("KTD"), which sources other record labels for sales and distribution by K-tel. Sales of KTD increased to $2,601,000 in the three months ended December 31, 1999 compared to $2,533,000 in the three months ended December 31, 1998.

Cost of goods sold in the music segment increased to 68.1% of sales in the three months ended December 31, 1999 compared to 66.1% of sales in the three months ended December 31, 1998. The KTD business represented about 35% of sales in the three months ended December 31, 1999 compared to 25% of sales in the three months ended December 31, 1998, after removing the K-tel Finland sales. This division generally has a cost of goods sold of about 80%, resulting in a higher cost of goods sold for the music segment. Offsetting the high cost of goods sold in the KTD business is the fact that the record labels pay for all of the advertising and promotion, so K-tel does not bear these expenses. Advertising expense, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased $1,113,000 and was approximately 6.2% of sales in the three months ended December 31, 1999 compared to 12.9% for the three months ended December 31, 1998. This spending decrease was the result of eliminating most TV advertising, which was deemed ineffective and better utilization of promotional spending. Additionally, the increased sales from KTD, with no related advertising expenses, lowered the percentage of advertising expense to sales. Selling, general and administrative expenses decreased $723,000 or 22.6% to $2,467,000 in the three months ended December 31, 1999 compared to $3,190,000 in the three months ended December 31, 1998. The primary reasons for the decrease include savings related to headcount reductions, elimination of certain outside consulting services, general overall spending level reductions and the elimination of G & A expenses from Finland. As a result, the music segment incurred an operating loss of $559,000 in the three months ended December 31, 1999 compared to an operating loss of $628,000 in the three months ended December 31, 1998.

LICENSING

Licensing sales were $811,000 in the three months ended December 31, 1999 compared to $1,170,000 in the three months ended December 31, 1998. Included in the segment sales in the three months ended December 31, 1999 and the three months ended December 31, 1998 were approximately $259,000 and $427,000 of inter-company sales, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $375,000 in the three months ended December 31, 1999 versus $560,000 in the three months ended December 31, 1998. Operating income for the three months ended December 31, 1998 includes $280,000 related to a one-time settlement.

CONSUMER PRODUCTS

Sales of consumer products were $8,034,000 in the three months ended December 31, 1999, a 2.4% increase over the three months ended December 31, 1998 sales of $7,849,000. Cost of goods sold, as a percentage of sales, remained fairly constant at 36.1% in the three months ended December 31, 1999 versus 35.5% in the three months ended December 31,1998. Advertising expenditures were $3,313,000 (41.2% of sales) in the three months ended December 31, 1999 compared to $2,680,000 (34.1% of sales) in the three months ended December 31, 1998. Selling, general and administrative expense was $2,755,000 in the three months ended December 31, 1999 compared to $2,943,000 in the three months ended December 31, 1998. The consumer products segment incurred an operating loss of $931,000 in the three months ended December 31, 1999 compared to an operating loss of $562,000 in the three months ended December 31, 1998.

E-COMMERCE

Sales for the combined e-commerce segment for the three months ended December 31, 1999 were $396,000 compared to $50,000 for the three months ended December 31, 1998. The cost of goods sold in the three months ended December 31, 1999 was approximately 39.8 % of sales compared to 72.0% in 1998. In the three months ended December 31, 1999, selling general and administrative expenses were $658,000 compared to $764,000 resulting in operating losses of $263,000 and $714,000 for the three months ended December 31, 1999 and 1998, respectively.

OTHER

The other segment of the business is comprised of the third-party media buying segment and a video business, both of which have been discontinued. Sales from these businesses were $169,000 for the three months ended December 31,1998. Operating losses for these businesses were $54,000 and $230,000 for the three months ended December 31, 1999 and 1998, respectively. Expenses in fiscal 1999 relate to on going litigation.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a $10,000,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (8.5% at December 31, 1999) and are secured by the assets of certain Company subsidiaries in the U.S., including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of December 31, 1999, $4,000,000 was outstanding under the term loan, $3,960,000 was outstanding under the revolving line of credit and the maximum additional available under the borrowing limitations was $48,000. K-tel was in compliance with all covenants, limitations and restrictions under the credit agreement and obtained a waiver from the lender for the minimum shareholders' equity covenant.

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2000 in the event that the Company does not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of December 31, 1999, K-tel had an outstanding balance of $1,945,000 to K-5. During the six months ended December 31, 1999 K-5 advanced an additional $1,600,000 which was repaid in the period. K-tel pays interest on the unpaid principal amount of financing at the same rate as K-tel pays on the Foothill loan.

As of December 31, 1999, K-tel had $5,340,000 in cash and cash equivalents, a decrease of $1,442,000 from the balance at June 30, 1999. During the six months ended December 31, 1999, K-tel experienced negative cash flow from operating activities of $2,619,000 and provided $3,897,000 from investing activities. The primary component of the investing activities was the sale of K-tel Finland. In September 1999, K-tel sold all of the outstanding common stock of its subsidiary K-tel Finland to an unrelated purchaser. Net proceeds after $1,386,000 in transaction costs related to the sale exceeded the net book value of K-tel Finland's net assets by approximately $4,294,000, which was recorded as a gain and reported in other income in the consolidated statement of operations for the six months ended December 31, 1999. K-tel Finland was a subsidiary in the Company's music segment responsible for the sale of music in Scandinavia. The sale of this subsidiary is not expected to have a material effect on future operations of the Company.

Financing activities used $2,673,000 in cash in the six months ended December 31, 1999. The Company used $4,000,000 of funds related to the unwinding of a Securities Purchase Agreement K-tel entered into with two investors in April 1999, pursuant to which K-tel would have sold in a private placement transaction up to $18,000,000 of its common stock in two tranches. The first tranche was to have totaled $8,000,000. Pursuant to the agreement, K-tel sold 465,794 shares of common stock for an aggregate of $4,000,000, or $8.588 per share. K-tel was obligated to sell an additional $4,000,000 of common stock on the effective date of a registration statement under the Securities Act of 1933, covering the common stock. In July 1999, a contractual dispute arose between the purchasers and K-tel and the $4,000,000 balance on the first tranche was not sold. On August 3, 1999, K-tel entered into an agreement with the purchasers of the common stock in the private placement to void the original agreement and for K-tel to repurchase the 465,794 shares previously issued for $4,600,000. K-tel used $3,000,000 of internal funds and $1,600,000 of funds advanced by K-5 to repurchase the shares. As a result of this repurchase, K-tel incurred an expense of $600,000, which was reported in other expense in the consolidated statement of operations for the six months ended December 31, 1999. In addition the Company increased its borrowings under its line of credit with Foothill Capital Corporation by $1,327,000 in the six months ended December 31, 1999.

K-tel has primarily funded its operations to date through internally generated capital, secured lender financing, proceeds from stock option exercises and loans from K-5 Leisure Products, Inc. While the Company has no commitments with respect to equity financing and has no assurance that it will have such financing when needed or that borrowing capacity under the Company's credit facilities will be sufficient, management believes that the Company will have adequate resources to continue operations in the near term.

YEAR 2000 DISCLOSURE

The Company utilizes management information systems, software technology and non-information technology systems that were Year 2000 compliant, prior to December 31, 1999. The Company continues to monitor its operations, as well as its customers and suppliers to ensure its systems continue to meet its internal and external requirements. The Company does not believe that it has been or will be negatively impacted by Year 2000.

During the past two fiscal years the Company undertook a comprehensive review of its computer systems and related software to ensure that all systems would properly recognize Year 2000 and continue to process data. The review encompassed information technology systems and significant third party relationships.

Based upon this assessment, the Company upgraded portions of its information systems related to royalties and it's website to ensure Year 2000 compliance. The Company has not experienced any significant Year 2000 related issues through the filing date of this report on Form 10-Q. The cost of evaluating and replacing certain business systems did not have a significant impact on the Company's results of operations. These costs of approximately $250,000 were funded through operating cash flows over several fiscal years and were attributable primarily to the purchase of new software and equipment.

Through the date of this report on Form 10-Q, the Company has not experienced any significant difficulties with third party customers, suppliers and service providers. However, if these parties do experience future Year 2000 compliance issues, the Company's business, financial condition and results of operations could be adversely affected.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

Information in this Form 10-Q of a non-historical nature relates to future events and results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The use of terminology such as "believe," "may," "expect," "anticipate," " estimate," other variations thereof or comparable terminology may identify such forward-looking statements. Actual results and performance may differ materially from expressed forward looking statements because of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for and market acceptance of new and existing products, the impact from competition for Internet content, merchandise and recorded music, dependence on strategic alliance partners, suppliers and distributors, market acceptance of the Internet for commerce and as a medium for advertising, technological changes and difficulties, availability of financing and other risks discussed in the Company's 10-k report for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company's market risk during the six months ended December 31, 1999. For additional information, refer to page 14 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999.

PART II

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the Company's commitments and contingencies during the six months ended December 31, 1999 except as detailed in the following paragraph. For additional information, refer to footnote 8 of the Company's consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 1999.

On January 11, 2000, the Company was named in a lawsuit entitled CHRISTOPHER EARLY V. K-TEL INTERNATIONAL, INC., ET AL, brought in the Circuit Court of Cook County, Illinois, against the company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The plaintiff claims that the defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the company had been brought by Mr. Early in 1997, and was dismissed by a U.S. Federal court in 1999 on jurisdictional grounds. The company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10.0 million, an injunction and costs incurred in the litigation, including attorneys fees. Based upon information available to it, the company further believes that damages, if any, are speculative and that there are no grounds for an award of punitive damages. While discovery has not yet begun and no assurance can be given that the company will be successful in defending this action, the Company believes it has meritorious defenses to all of the plaintiff's claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBIT INDEX

         27.   Financial Data Schedule

     (b) REPORTS ON FORM 8-K

         During the quarter ended December 31, 1999, two current reports on Form 8-K were filed:

         October 8, 1999 - Regarding the resignation of Arthur Andersen LLP as independent auditors.

         December 16, 1999 - Regarding the appointment of Grant Thornton LLP as independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  K-TEL INTERNATIONAL, INC.
                                  ------------------------------------------
                                  REGISTRANT




                                  /S/ LAWRENCE KIEVES
                                  ------------------------------------------
                                  LAWRENCE KIEVES
                                  PRESIDENT





                                  /S/ STEVEN KAHN
                                  ------------------------------------------
                                  STEVEN KAHN
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                  (principal accounting officer)

K-tel International, Inc.
2605 Fernbrook Lane N.
Minneapolis, MN  55427


February 14, 1999


Securities and Exchange Commission
450 Fifth Street, NW
Attn: Filing Desk, Stop 1-4
Washington, D.C. 20549-1004


Gentlemen:

Enclosed is K-tel International, Inc.'s Form 10Q for the quarter ended December 31, 1999, pursuant to the applicable provisions of the Securities Exchange Act of 1934.

Questions can be directed to the undersigned at 612-559-6863 or faxed to 612-559-6817.

Sincerely,

/S/ Steven Kahn
Vice President Finance
CFO