Form 10-Q
period 2000-03-31
K TEL INTERNATIONAL INC
filed 2000-05-15
CIK 54193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       or

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

         As of May 5, 2000, there were 10,320,405 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                           Page No.
PART I.    Financial Information:

           Item 1.     Condensed Consolidated Balance Sheets as of
                       March 31, 2000 and June 30, 1999                                       1

                       Condensed Consolidated Statements of Operations
                       for the Three and Nine Month periods ended
                       March 31, 2000 and 1999                                                2

                       Condensed Consolidated Statements of Cash Flows
                       for the Nine Month  Periods Ended
                       March 31, 2000 and 1999                                                3

                       Notes to Consolidated Financial Statements                             4

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                    8

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk            12


PART II.               Other Information:

           Item 1.     Legal Proceedings                                                     13

           Item 6.     Exhibits and Reports on Form 8-K                                      13


                                       I

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2000 AND JUNE 30, 1999
                                 (IN THOUSANDS)

                                                                     March 31,                 June 30,
                                                                        2000                     1999
                                                                 -------------------       -----------------
                                                                    (UNAUDITED)
                                ASSETS
Current Assets:
  Cash and equivalents                                                 $      3,997            $      6,782
  Accounts receivable, net                                                   11,524                  12,701
  Inventories                                                                 6,987                   7,644
  Royalty and other advances                                                  1,302                     927
  Prepaid expenses and other                                                  2,456                   2,146
                                                                 -------------------       -----------------
     Total Current Assets                                                    26,266                  30,200
                                                                 -------------------       -----------------

Property and Equipment, net of accumulated
 depreciation and amortization of
 $3,546 and $3,100                                                            1,305                   1,549
Other Assets                                                                  3,837                   4,167
                                                                 -------------------       -----------------

                                                                       $     31,408            $     35,916
                                                                 ===================       =================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Note payable                                                         $      1,987            $      2,633
  Note payable to affiliate                                                   1,945                   1,945
  Accounts payable                                                            6,685                   3,774
  Accrued royalties                                                           9,492                   8,851
  Reserve for returns                                                         4,758                   4,375
  Other current liabilities                                                   4,289                   6,546
                                                                 -------------------       -----------------
     Total Current Liabilities                                               29,156                  28,124
                                                                 -------------------       -----------------

Long-Term Debt                                                                4,000                   4,000

Shareholders' Equity:
  Common stock                                                                   66                      60
  Additional Paid-In Capital                                                 20,255                  21,155
  Accumulated Deficit                                                       (21,059)                (16,416)
  Cumulative translation adjustment                                          (1,010)                 (1,007)
                                                                 -------------------       -----------------
     Total Shareholders' Equity                                              (1,748)                  3,792
                                                                 -------------------       -----------------

                                                                       $     31,408            $     35,916
                                                                 ===================       =================

See accompanying notes to condensed unaudited consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                         Three Months Ended                       Nine Months Ended
                                                              March 31,                               March 31,
                                                 -----------------------------------     ----------------------------------
                                                      2000                1999               2000                1999
                                                 ---------------     ---------------     --------------     ---------------
NET SALES                                             $  12,885           $  18,506          $  47,386           $  58,304
                                                 ---------------     ---------------     ---------------     ---------------
COSTS AND EXPENSES:
  Cost of goods sold                                      7,957              10,397             25,424              31,869
  Advertising                                             3,695               3,611             10,978              12,465
  Selling, general & administrative                       6,437               8,713             18,329              22,920
                                                 ---------------     ---------------     ---------------     ---------------
     Total Costs and Expenses                            18,089              22,721             54,731              67,254
                                                 ---------------     ---------------     ---------------     ---------------

OPERATING LOSS                                           (5,204)             (4,215)            (7,345)             (8,950)
                                                 ---------------     ---------------     ---------------     ---------------
OTHER INCOME (EXPENSE):
  Interest income                                            34                   7                116                  53
  Interest expense                                         (209)               (185)              (640)               (676)
  Foreign currency transaction gain (loss)                 (235)               (364)              (281)               (287)
  Other expense                                              (5)                 --               (652)                 --
  Gain on sale of subsidiary                                 --                  --              4,341                  --
                                                 ---------------     ---------------     ---------------     ---------------

     Total Other Income (Expense)                          (415)               (542)             2,884                (910)
                                                 ---------------     ---------------     ---------------     ---------------

LOSS BEFORE
  INCOME TAXES                                           (5,619)             (4,757)            (4,461)             (9,860)

  INCOME TAXES                                               45                  16               (182)                 (6)
                                                 ---------------     ---------------     ---------------     ---------------

NET LOSS                                              $  (5,574)          $  (4,741)         $  (4,643)          $  (9,866)
                                                 ===============     ===============     ===============     ===============
 LOSS PER SHARE
  BASIC AND DILUTED                                   $    (.56)          $    (.50)         $    (.47)          $   (1.11)

SHARES USED IN THE CALCULATION OF
LOSS PER SHARE
  BASIC AND DILUTED                                       9,914               9,529              9,822               8,912

COMPRESHENSIVE INCOME (LOSS)
  Net loss                                            $  (5,574)          $  (4,741)         $  (4,643)          $  (9,866)
  Foreign currency gain (loss)                               12                (150)                (3)                 59
                                                 ---------------     ---------------     ---------------     ---------------
COMPRESHENSIVE LOSS                                   $  (5,562)          $  (4,891)         $  (4,646)          $  (9,807)
                                                 ===============     ===============     ===============     ===============

See accompanying notes to condensed unaudited consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                             2000                1999
                                                                       ----------------    ----------------
Cash flows from operating activities:
Net loss                                                                     $  (4,643)          $  (9,866)
  Adjustments to reconcile net loss to cash (used for)
     operating activities:
     Depreciation and amortization                                               1,275               1,311
     Gain on sale of subsidiary                                                 (4,341)                 --
Changes in operating assets and liabilities:
     Accounts receivable                                                         1,155               1,575
     Inventories                                                                   601              (2,592)
     Royalty and other advances                                                   (371)               (271)
     Prepaid expenses and other                                                   (394)                536
     Accounts payable and other                                                    527              (1,842)
     Accrued royalties                                                             639                 868
     Reserve for returns                                                           400                 (28)
     Income taxes, net                                                             172                 (51)
                                                                       ----------------      --------------
         Cash used for operating activities                                     (4,980)            (10,360)
                                                                       ----------------      --------------

Cash flows from investing activities:
     Net proceeds on sale of subsidiary                                          4,341                  --
     Property and equipment purchases                                             (208)               (461)
     Other                                                                        (473)               (627)
                                                                       ----------------      --------------
   Cash provided by (used for) investing activities                              3,660              (1,088)
                                                                       ----------------      --------------

Cash flows from financing activities:
     Borrowings on note payable, net                                              (646)               (675)
     Repayments on note payable to affiliate, net                                  ---                 945
     Repurchase of shares issued in private placement                           (4,000)                 --
     Proceeds from exercise of stock options                                     3,106               7,381
                                                                       ----------------      --------------
   Cash provided by (used for) financing activities                             (1,540)              7,651
                                                                       ----------------      --------------

Effect of exchange rates on cash                                                    75                 132
                                                                       ----------------      --------------

Net decrease in cash and equivalents                                            (2,785)             (3,665)

Cash and equivalents at beginning of period                                      6,782               5,941
                                                                       ----------------      --------------

Cash and equivalents at end of period                                       $   3,997           $   2,276
                                                                       ================      ==============

See accompanying notes to condensed unaudited consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BUSINESS AND DESCRIPTION

         K-tel International, Inc. ("the Company" or "K-tel") markets and distributes entertainment and consumer products internationally. The Company has more than 35 years of marketing experience in the United States and Europe, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets music and consumer products through two Internet e-commerce sites, K-tel.com (www.ktel.com) in the United States and (www.ktel.de) in Europe.

2.       LIQUIDITY

         The Company experienced a negative cash flow of $4,980,000 from operations for the nine months ended March 31, 2000. The cash requirements to fund this deficit were satisfied principally from the sale of K-tel Finland which generated $4,341,000 in cash. As discussed in note 5 below, the Company has outstanding revolving credit agreements with Foothill Capital Corporation and K-5 Leisure Products, Inc. The Company anticipates that it will require additional cash to fund operations for the balance of the year and is exploring sources of financing including equity financing and existing revolving credit agreements. The Company has no commitments with respect to equity financing and has no assurance that it will have such financing when needed The Company has approximately $6 million of unused credit line with K-5 Leisure Products, Inc. and the availability of the Foothill line of credit varies with the accounts receivable asset base. Based on the existing lines of credit with Foothill and K-5 Leisure Products, Inc., management believes that the Company will have adequate resources to continue operations in the near term.

3.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1999.

4.       COMPUTATION OF LOSS PER SHARE

         The loss per share calculations for all periods do not give effect to common stock equivalents as they would be anti-dilutive. Options to purchase 1,855,430 and 1,502,162 shares of common stock, with weighted average exercise prices of $7.31 and $7.75, were outstanding for the three and nine month periods ended March 31, 2000 and were excluded from the computation of common share equivalents for that period as they were anti-dilutive. Options to purchase 840,575 and 1,105,952 shares of common stock, with weighted average exercise prices of $7.62 and $6.53, were outstanding for the three and nine month periods ended March 31, 1999 and were excluded from the computation of common share equivalents for that period as they were anti-dilutive.

5.       NOTES PAYABLE

         K-tel has a $10,000,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables.
         Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (9% at March 31, 2000) and are secured by the assets of certain Company subsidiaries in the U.S., including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of March 31, 2000, $4,000,000 was outstanding under the term loan, $1,987,000 was outstanding under the revolving line of credit and the maximum additional available under the borrowing limitations was $835,000. K-tel was in compliance with all covenants, limitations and restrictions under the credit agreement except for the minimum shareholders' equity covenant, for which it obtained a waiver from the lender.

         On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2000 in the event that the Company does not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of March 31, 2000, K-tel had an outstanding balance of $1,945,000 to K-5. During the nine months ended March 31, 2000 K-5 advanced an additional $1,600,000 which was repaid in the period. K-tel pays interest on the unpaid principal amount of financing at the same rate K-tel pays on the Foothill loan.

6.       OTHER INCOME/EXPENSE

         The Company had two significant components of other income and expense in the nine months ended March 31, 2000. The Company recognized a gain of $4,341,000 on the sale of K-tel International (Finland) Oy and incurred an expense of $600,000 in connection the settlement of a private equity placement in August 1999.

         The operating loss for the nine month period ended March 31, 1999 includes: i) a loss of $1,057,000, incurred by the Company when it discontinued marketing and distribution activities of its home video product line, ii) a loss of $1,498,000, relating to the write-offs of certain infomercials and remaining deferred media assets from its curtailed third party media buying operation because management determined such assets were not realizable, iii) a loss of $250,000, included in selling, general and administrative expenses, incurred by the Company when it discontinued certain catalog operations in Germany,
         iv) an approximately $280,000 in royalty income related to a one time settlement.

         The operating loss for the three month period ending March 31,1999 includes: i) an additional loss of $287,000 related to the remaining assets of the Company's home video line for which the Company did not expect to realize the remaining asset net book values, and ii) a loss of $777,000 primarily related to a remaining contract from the media buying operation which terminated in the fourth quarter of fiscal 1999.

7.       COMMITMENTS AND CONTINGENCIES

         There have been no material changes in the Company's commitments and contingencies during the nine months ended March 31, 2000 except as detailed in the following paragraph. For additional information, refer to footnote 8 of the Company's consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 1999.

         On January 11, 2000, the Company was named in a lawsuit entitled CHRISTOPHER EARLY V. K-TEL INTERNATIONAL, INC., ET AL, brought in the Circuit Court of Cook County, Illinois, against the company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The plaintiff claims that the defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the company had been brought by Mr. Early in 1997, and was dismissed by a U.S. Federal court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10.0 million, an injunction, and costs incurred in the litigation, including attorneys fees. Based upon information available to it, the company further believes that damages, if any, are speculative and that there are no grounds for an award of punitive damages. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to all of the plaintiff's claims.

8.       SUBSEQUENT EVENTS

         K-tel was advised by the Nasdaq Stock Market ("Nasdaq") on May 4, 2000 that Nasdaq has determined that the Company no longer meets the minimum $50,000,000 market capitalization or total assets and total revenue requirements for continued listing on the Nasdaq National Market ("NMS") under Maintenance Standard 2 as set forth in Nasdaq's Marketplace Rules 4450(b)(1)(A) and 4450(b)(1)(B). As a result, Nasdaq is reviewing the Company's eligibility for continued listing on the NMS and has requested that the Company furnish to Nasdaq a specific plan to achieve and sustain compliance with NMS listing requirements by May 22, 2000, including the timeframe for completion of a plan.

         The Company is currently reviewing various alternatives to achieve full compliance with the continued listing requirements of the NMS. There can be no assurance as to the timing or success of any such alternatives. The Company intends to submit to Nasdaq a specific plan to achieve and sustain compliance.

9.       SEGMENT INFORMATION

         The Company markets and distributes entertainment and consumer products internationally. K-tel's businesses are organized, managed and internally reported as four segments: retail music sales, music licensing, direct response consumer sales, and e-commerce. These segments are based on differences in products, customer type and sales and distribution methods. The Company has curtailed or discontinued the operations of its video and third party media buying businesses and these are collectively shown in the other column below. The amounts in the sales elimination represents intercompany sales by the licensing segment to the other segments.

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

         Certain financial information on the Company's operating segments is as follows:


NINE MONTHS ENDED MARCH 31, 2000

BUSINESS SEGMENT
INFORMATION                              Consumer                                         Corporate/       Total
                             Music       Products     Licensing    Internet     Other     Elimination     Company
--------------------------------------------------------------------------------------------------------------------
Net Sales         2000     $  21,504     $  22,921     $  2,982     $   892    $    17     $    (930)    $ 47,386
                  1999        31,887        23,148        3,237         432        660        (1,060)      58,304

Operating         2000     $  (4,238)    $  (2,614)    $    884     $(1,079)   $  (298)           --     $ (7,345)
Income (Loss)     1999        (3,819)       (1,896)       1,089      (1,731)    (2,593)           --       (8,950)

Assets            2000     $  16,688     $   9,665      $  1,941    $   894    $   336     $   1,884     $ 31,408
                  1999        19,678        11,448         2,445        977        399           723       35,670


THREE MONTHS ENDED MARCH 31, 2000

BUSINESS SEGMENT
INFORMATION                              Consumer                                         Corporate/       Total
                             Music       Products     Licensing    Internet    Other      Elimination     Company
--------------------------------------------------------------------------------------------------------------------
Net Sales         2000     $   4,181     $   7,490     $  1,360         255    $    --     $    (401)    $ 12,885
                  1999         8,007         9,160        1,396         332         45          (434)      18,506

Operating         2000     $ (3,849)     $  (1,193)    $   385      $  (384)   $  (163)           --     $ (5,204)
Income (Loss)     1999       (2,650)          (289)        250         (446)    (1,080)           --       (4,215)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience in the United States and Europe, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets through two Internet e-commerce sites, K-tel.com (www.ktel.com) in the United States and (www.ktel.de) in Europe. Both sites feature a wide spectrum of music and consumer products.

SUBSEQUENT EVENTS

K-tel was advised by The Nasdaq Stock Market ("Nasdaq") on May 4, 2000 that Nasdaq has determined the Company no longer meets the minimum $50,000,000 market capitalization or total assets and total revenue requirements for continued listing on the Nasdaq National Market ("NNS") under Maintenance Standard 2 as set forth in Nasdaq's Marketplace Rules 4450(b)(1)(A) and 4450(b)(1)(B). As a result, Nasdaq is reviewing the Company's eligibility for continued listing on the NMS and has requested that the Company furnish to Nasdaq a specific plan to achieve and sustain compliance with NMS listing requirements by May 22, 2000, including the timeframe for completion of a plan.

The Company is currently reviewing various alternatives to achieve full compliance with the continued listing requirements of the NMS. There can be no assurance as to the timing or success of any such alternatives. The Company intends to submit to Nasdaq a specific plan to achieve and sustain compliance.

A.  RESULTS OF OPERATIONS

THE NINE MONTHS ENDED MARCH 31, 2000 VERSUS THE NINE MONTHS ENDED MARCH 31,
1999

Net sales for the nine months ended March 31, 2000 were $47,386,000, a decline of 18.7% from the nine months ended March 31, 1999 net sales of $58,304,000. The net sales decline can be primarily attributed to the following factors: a decline in the net sales of the Company's music products of $10,383,000 of which $5,045,000 relates to K-tel International (Finland) Oy ("K-tel Finland") which was sold effective July 1, 1999. On a comparable basis, excluding K-tel Finland, net sales for the nine months ended March 31, 2000 decreased by 11.0%.

The net loss for the nine months ended March 31, 2000 was $4,643,000, or $.47 per share, compared to a loss of $9,866,000, or $1.11 per share, in the nine months ended March 31, 1999. For the nine months ended March 31, 2000, the Company incurred an operating loss of $7,345,000 compared to an operating loss in the nine months ended March 31, 1999 of $8,950,000. The Company had two significant components of other income and expense for the nine months ended March 31, 2000: the Company recognized a gain of $4,341,000 on the sale of K-tel Finland and incurred an expense of $600,000 in connection the settlement of a private equity placement in August 1999. Both of these items are discussed in further detail in the liquidity section below.

The following sections discuss the results of operations by business segment. General corporate expenses of $1,152,000 and $1,858,000 in the nine months ended March 31, 2000 and 1999 has been allocated to the segments.

BUSINESS SEGMENT RESULTS

MUSIC

Net sales in the music segment were $21,504,000 in the nine months ended March 31, 2000 compared to $31,887,000 in the nine months ended March 31, 1999 a decline of 32.6%. This decrease was attributed to a decline in domestic music net sales of $3,808,000 or 16.4%. Weak consumer demand for the Company's music compilation products caused this decline. European music net sales decreased $6,575,000 of which Finland was $5,045,000. K-tel Finland was included in this segment in 1999. Other European music net sales were also hurt by weak consumer demand for our products. Also reflecting the weak consumer demand were returns, which as a percentage of gross sales increased to 30.4% for the nine months ended March 31, 2000 compared to 22.6% for the nine months ended March 31, 1999.

Cost of goods sold in the music segment increased to 79.3% of net sales in the nine months ended March 31, 2000 compared to 68.5% of net sales in the nine months ended March 31, 1999. This increase in cost of goods was the result of the lower than anticipated net sales demand, which caused the Company to take several charges in the period to reflect inventory valuation reductions and other inventory related charges. These charges totaled $2,479,000 or 11.5 % of net sales in the period.

Advertising expense was $1,598,000 or 7.4% of net sales compared to $3,653,000 or 11.5% of net sales. Advertising consists primarily of co-operative advertising payments, trade advertising and promotions. This spending decrease was the result of the company eliminating most TV advertising in fiscal 2000. As a result of the weak demand, the Company is re-evaluating TV advertising to stimulate net sales. Selling, general and administrative expenses decreased $3,123,000 or 30.5% to $7,103,000 in the nine months ended March 31, 2000 compared to $10,226,000 in the nine months ended March 31, 1999. The primary reasons for the decrease include savings related to elimination of certain outside consulting services, general overall spending level reductions and the elimination of G & A expenses from Finland. As a result, the music segment incurred an operating loss of $4,238,000 in the nine months ended March 31, 2000 compared to an operating loss of $3,819,000 in the nine months ended March 31, 1999.

LICENSING

Licensing net sales were $2,982,000 in the nine months ended March 31, 2000 compared to $3,237,000 in the nine months ended March 31, 1999. Included in the segment net sales in the nine months ended March 31, 2000 and 1999 were approximately $930,000 and $1,060,000 of inter-company sales, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $884,000 in the nine months ended March 31, 2000 versus $1,089,000 in the nine months ended March 31, 1999. Operating income for the nine months ended March 31, 1999 includes $280,000 of income related to a settlement.

CONSUMER PRODUCTS

Net sales of consumer products, which are primarily sold via infomercials in Europe, were $22,921,000 in the nine months ended March 31, 2000, a 1% decrease over the nine months ended March 31, 1999 net sales of $23,149,000. Cost of goods sold, as a percentage of net sales, remained fairly constant at 34.9% of net sales in the nine months ended March 31, 2000 compared to 35.2% for the nine months ended March 31, 1999. Advertising expenditures were $9,107,000 (39.7% of net sales) in the nine months ended March 31, 2000 compared to $7,829,000 (33.8% of net sales) in the nine months ended March 31, 1999. Selling, general and administrative expense was $8,430,000 in the nine months ended March 31, 2000 compared to $9,059,000 in the nine months ended March 31, 1999. The consumer products segment incurred an operating loss of $2,614,000 in the nine months ended March 31, 2000 compared to an operating loss of $1,896,000 in the nine months ended March 31, 1999.

E-COMMERCE

K-tel operates its Internet service, K-tel.com (www.ktel.com), featuring a wide spectrum of music and related products. K-tel also operates a European Internet service (www.ktel.de). This segment also includes K-tel's promotional custom CD business. Net sales for the combined e-commerce segment for the nine months ended March 31, 2000 were $892,000 compared to $432,000 for the nine months ended March 31, 1999. The cost of goods sold in the nine months ended March 31, 2000 was approximately 48.2 % of net sales compared to 50.9% in 1999. In the nine months ended March 31, 2000, selling general and administrative expenses were $1,269,000 compared to $1,553,000. As a result operating losses were $1,079,000 and $1,731,000 for the nine months ended March 31, 2000 and 1999.

OTHER

The other segment of the business is comprised of the third-party media buying segment and a video business, both of which have been discontinued. Net sales from these businesses were $17,000 and $660,000 for the nine months ended March 31, 2000 and 1999. Operating losses for these businesses were $298,000 and $2,593,000 for the nine months ended March 31, 2000 and 1999. Expenses in fiscal 2000 relate to ongoing litigation.

THE THREE MONTHS ENDED MARCH 31, 2000 VERSUS THE THREE MONTHS ENDED MARCH 31,
1999

Net sales for the three months ended March 31, 2000 were $12,885,000, a decline of 30.4% from the three months ended March 31, 1999 net sales of $18,506,000. This sales decline will be discussed in detail in the Business Segment Results section below.

The net loss for the three months ended March 31, 2000 was $5,574,000, or $.56 per share, compared to a loss of $4,741,000, or $0.50 per share, in the three months ended March 31, 1999.

The following sections discuss the results of operations by business segment. General corporate expenses of $418,000 and $726,000 in the three months ended March 31, 2000 and 1999 has been allocated to the segments.

BUSINESS SEGMENT RESULTS

MUSIC

Net sales in the music segment were $4,181,000 in the three months ended March 31, 2000 compared to $8,007,000 in the three months ended March 31, 1999 a decline of 47.8%. Domestic music net sales decreased $2,352,000 or 39.6% and European music net sales decreased $1,474,000, of which Finland was $975,000. K-tel Finland was included in this segment in 1999. Weak consumer demand for the Company's music compilation products caused this decline in both the domestic and European markets. Also reflecting the weak consumer demand were returns, which as a percentage of gross sales increased to 46.4% for the three months ended March 31, 2000 compared to 27.7% for the three months ended March 31, 1999.

Cost of goods sold in the music segment increased to 122.6% of net sales in the three months ended March 31, 2000 compared to 77.6% of net sales in the three months ended March 31, 1999. This increase in cost of goods was the result of the lower than anticipated net sales demand, which caused the Company to take several charges in the period to reflect inventory valuation reductions and other inventory related charges. These charges totaled $1,784,000 or 42.7% of net sales in the period.

Advertising expense consisting primarily of co-operative advertising payments, trade advertising and promotions, was approximately $582,000 or 13.9% of net sales in the three months ended March 31, 2000 compared to $589,000 or 7.4% for the three months ended March 31, 1999. Selling, general and administrative expenses decreased $1,529,000 or 39.7% to $2,323,000 in the three months ended March 31, 2000 compared to $3,852,000 in the three months ended March 31, 1999. The primary reasons for the decrease include savings related to elimination of certain outside consulting services, general overall spending level reductions and the elimination of G & A expenses from Finland. As a result, the music segment incurred an operating loss of $3,849,000 in the three months ended March 31, 2000 compared to an operating loss of $2,650,000 in the three months ended March 31, 1999.

LICENSING

Licensing net sales were $1,360,000 in the three months ended March 31, 2000 compared to $1,396,000 in the three months ended March 31, 1999. Included in the segment net sales in the three months ended March 31, 2000 and the three months ended March 31, 1999 were approximately $401,000 and $434,000 of inter-company net sales, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $385,000 in the three months ended March 31, 2000 versus $250,000 in the three months ended March 31, 1999.

CONSUMER PRODUCTS

Net sales of consumer products were $7,490,000 in the three months ended March 31, 2000, an 18.2% decrease over the three months ended March 31, 1999 net sales of $9,160,000. Cost of goods sold, as a percentage of net sales, remained fairly constant at 35.4% in the three months ended March 31, 2000 versus 36.0% in the three months ended March 31,1999. Advertising expenditures were $3,031,000 (40.5% of net sales) in the three months ended March 31, 2000 compared to $2,884,000 (31.5% of net sales) in the three months ended March 31, 1999. Selling, general and administrative expense was $3,004,000 in the three months ended March 31, 2000 compared to $3,272,000 in the three months ended March 31, 1999. The consumer products segment incurred an operating loss of $1,193,000 in the three months ended March 31, 2000 compared to an operating loss of $289,000 in the three months ended March 31, 1999.

E-COMMERCE

Net sales for the combined e-commerce segment for the three months ended March 31, 2000 were $255,000 compared to $332,000 for the three months ended March 31, 1999. The cost of goods sold in the three months ended March 31, 2000 was approximately 45.1 % of net sales compared to 41.0% in 1999. In the three months ended March 31, 2000, selling general and administrative expenses were $443,000 compared to $518,000 resulting in operating losses of $384,000 and $446,000 for the three months ended March 31, 2000 and 1999.

OTHER

The other segment of the business is comprised of the third-party media buying segment and a video business, both of which have been discontinued. Operating losses for these businesses were $163,000 and $1,080,000 for the three months ended March 31, 2000 and 1999. Expenses in fiscal 2000 relate to on-going litigation.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a $10,000,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (9% at March 31, 2000) and are secured by the assets of certain Company subsidiaries in the U.S., including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of March 31, 2000, $4,000,000 was outstanding under the term loan, $1,987,000 was outstanding under the revolving line of credit and the maximum additional available under the borrowing limitations was $835,000. K-tel was in compliance with all covenants, limitations and restrictions under the credit agreement except for the minimum shareholders' equity covenant, for which it obtained a waiver from the lender.

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2000 in the event that the Company does not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of March 31, 2000, K-tel had an outstanding balance of $1,945,000 to K-5. During the nine months ended March 31, 2000 K-5 advanced an additional $1,600,000 which was repaid in the period. K-tel pays interest on the unpaid principal amount of financing at the same rate as K-tel pays on the Foothill loan.

As of March 31, 2000, K-tel had $3,997,000 in cash and cash equivalents, a decrease of $2,785,000 from the balance at June 30, 1999. During the nine months ended March 31, 2000, K-tel experienced negative cash flow from operating activities of $4,980,000 and provided $3,660,000 from investing activities. The primary component of the investing activities was the sale of K-tel Finland. In September 1999, K-tel sold all of the outstanding common stock of its subsidiary K-tel Finland to an unrelated purchaser. Net proceeds after $1,386,000 in transaction costs related to the sale exceeded the net book value of K-tel Finland's net assets by approximately $4,341,000, which was recorded as a gain and reported in other income in the consolidated statement of operations for the nine months ended March 31, 2000. K-tel
Finland was a subsidiary in the Company's music segment responsible for the sale of music in Scandinavia. The sale of this subsidiary is not expected to have a material effect on future operations of the Company.

Financing activities used $1,540,000 in cash in the nine months ended March 31, 2000. The Company used $4,000,000 of funds related to the unwinding of a Securities Purchase Agreement K-tel entered into with two investors in April 1999, pursuant to which K-tel would have sold in a private placement transaction up to $18,000,000 of its common stock in two tranches. Pursuant to the agreement, K-tel sold 465,794 shares of common stock for an aggregate of $4,000,000, or $8.588 per share. K-tel was obligated to sell an additional $4,000,000 of common stock on the effective date of a registration statement under the Securities Act of 1933, covering the common stock. In July 1999, a contractual dispute arose between the purchasers and K-tel and the $4,000,000 balance on the first tranche was not sold. On August 3, 1999, K-tel entered into an agreement with the purchasers of the common stock in the private placement to void the original agreement and for K-tel to repurchase the 465,794 shares previously issued for $4,600,000. K-tel used $3,000,000 of internal funds and $1,600,000 of funds advanced by K-5 to repurchase the shares. As a result of this repurchase, K-tel incurred an expense of $600,000, which was reported in other expense in the consolidated statement of operations for the nine months ended March 31, 2000. In addition the Company repaid $646,000 of its borrowings under its line of credit with Foothill Capital Corporation in the nine months ended March 31, 2000.

K-tel has primarily funded its operations to date through internally generated capital, secured lender financing, proceeds from stock option exercises and loans from K-5 Leisure Products, Inc. The Company has no commitments with respect to equity financing and has no assurance that it will have such financing when needed The Company has approximately $6 million of unused credit line with K-5 Leisure Products, Inc. and the availability of the Foothill line of credit varies with the accounts receivable asset base. Based on the existing lines of credit with Foothill and K-5 Leisure Products, Inc., management believes that the Company will have adequate resources to continue operations in the near term.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

Information in this Form 10-Q of a non-historical nature relates to future events and results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The use of terminology such as "believe," "may," "expect," "anticipate," " estimate," other variations thereof or comparable terminology may identify such forward-looking statements. Actual results and performance may differ materially from expressed forward looking statements because of certain risks and uncertainties, including but not limited to, changes in political and economic conditions, demand for and market acceptance of new and existing products, the impact from competition for Internet content, merchandise and recorded music, dependence on strategic alliance partners, suppliers and distributors, market acceptance of the Internet for commerce and as a medium for advertising, technological changes and difficulties, availability of financing and other risks discussed in the Company's 10-K report for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company's market risk during the nine months ended March 31, 2000. For additional information, refer to page 14 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999.

PART II

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the Company's commitments and contingencies during the nine months ended March 31, 2000, except as detailed in the following paragraph. For additional information, refer to footnote 8 of the Company's consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 1999.

On January 11, 2000, the Company was named in a lawsuit entitled CHRISTOPHER EARLY V. K-TEL INTERNATIONAL, INC., ET AL, brought in the Circuit Court of Cook County, Illinois, against the company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The plaintiff claims that the defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the company had been brought by Mr. Early in 1997, and was dismissed by a U.S. Federal court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10.0 million, an injunction and costs incurred in the litigation, including attorneys fees. Based upon information available to it, the company further believes that damages, if any, are speculative and that there are no grounds for an award of punitive damages. While discovery has not yet begun and no assurance can be given that the company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBIT INDEX

         27.      Financial Data Schedule

  (b)    REPORTS ON FORM 8-K

         Two current reports on Form 8-K were filed:

         January 21, 2000 - Regarding the Christopher Early lawsuit.

         May 10, 2000 - Regarding Nasdaq listing requirements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                   K-TEL INTERNATIONAL, INC.
                                     REGISTRANT



Date: May 15, 2000                   /s/ KEN P. ONSTAD
                                     ------------------------------
                                     KEN P. ONSTAD
                                     PRESIDENT


                                     /s/ STEVEN KAHN
                                     ------------------------------
Date: May 15, 2000                   STEVEN KAHN
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                     (principal accounting officer)