Form 10-K
period 2000-06-30
K TEL INTERNATIONAL INC
filed 2000-09-28
CIK 54193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 20, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the Nasdaq Stock Market on such date was $8,012,000.

         As of September 20, 2000, the registrant had 10,320,405 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

PART I

Item 1.          Business................................................................................3
Item 2.          Properties..............................................................................6
Item 3.          Legal Proceedings.......................................................................6
Item 4.          Submission of Matters to a Vote of Security Holders.....................................7
Item 4a.         Executive Officers of the Registrant....................................................7

PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters...................8
Item 6.          Selected Financial Data.................................................................8
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations...9
Item 7a.         Quantitative and Qualitative Disclosures about Market Risk.............................13
Item 8.          Financial Statements and Supplementary Data............................................14
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...14

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

PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K........................20

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements of a non-historical nature under the captions "Business," "Legal Proceedings," "Market for Registrant's Common Equity and Related Stockholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: consumer purchasing; demand for and market acceptance of new and existing products; the impact from competition for Internet content, merchandise and recorded music; relationships with suppliers, market acceptance of the Internet for commerce and as a medium for advertising; success of marketing and promotion efforts; technological changes and difficulties; availability of financing; foreign currency variations; general economic, political and business conditions; and other matters set forth under the caption "Cautionary Statements" in Exhibit 99 on page 47 filed herewith.

                                     PART I

ITEM 1:  BUSINESS

K-tel International, Inc. (the "Company," "K-tel," or the "Registrant") was incorporated in 1968. Its corporate offices are located at 2605 Fernbrook Lane North, Minneapolis, Minnesota. K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience world-wide, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets through an Internet e-commerce site, K-tel.com (www.ktel.com) which features a wide spectrum of music products. Through its association with Amazon.com, K-tel.com offers on-line shoppers the convenience and access to a substantial number of music titles at value prices.

DESCRIPTION OF CURRENT BUSINESSES

MUSIC SALES AND LICENSING

K-tel markets and sells pre-recorded music both from its music master catalog and under licenses obtained from other record companies, as well as pre-recorded music developed by other companies who desire to use K-tel for sales and distribution of their music products. K-tel sells compact discs, cassettes, albums and, since August 2000, DVD's direct to retailers, wholesalers and rack service distributors. K-tel also sells such products through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. The principal entertainment products K-tel markets and sells consist primarily of pre-recorded thematic music packages in a compilation format featuring various artists. These thematic music selections, which cover nearly all music genres, are targeted to a variety of age groups. K-tel provides marketing support for its music sales through cooperative advertising with retailers, print media and television advertising, and in-store promotions and displays. K-tel has two sources for its music compilations; its proprietary music master catalog, which consists of approximately 6,000 titles, and music licensed from third party music companies. Its master music catalog, consisting of original recordings and re-recordings of music from the 1950's through today, represents one of its major assets. K-tel also has the world-wide licensing and administrative rights to a catalog of over 30,000 music titles. In addition to utilizing master recordings in its compilation products, K-tel also licenses the rights to master recordings to third parties world-wide for use in albums, films, television programs, and commercials for either a flat fee or a royalty based on the number of units sold. K-tel continuously adds to its music master catalog to ensure growth and product diversity. Licensing of its proprietary music rights to third parties has historically been an important revenue source for K-tel.

Approximately 48% of K-tel's domestic music sales, which is approximately 40% of its consolidated revenue for fiscal 2000, were derived from five customers: Handleman Company, Trans World Music Corp., Wherehouse
Entertainment, Best Buy Co., Inc. and The Musicland Group, Inc. None of these accounts individually represent more than 10% of its consolidated revenue.

K-tel currently delivers music products (CD's, DVD's and cassette tapes) through traditional wholesale and retail distribution channels. Existing methods of distributing music could be materially altered by new technologies which will enable users and customers of pre-recorded music to electronically download pre-recorded music at home to various personal computer media formats. The technology is at an early stage in which a number of competing companies are seeking to have the industry and the public embrace their technologies with a view to extending them to become accepted technologies and formats. Participants in this technology competition include Microsoft Corporation, AT&T Corp., Liquid Audio, Inc., Apple Computer, Inc., MP3.com, Inc. and others. Digital music distribution provides both significant risks and opportunities for K-tel. The risks include K-tel's uncertain ability to compete with other music companies from a marketing and a technological standpoint. Opportunities include the ability to enhance and augment current distribution methods, as well as increasing opportunities to sell K-tel's owned library of master recordings. In combination with its e-commerce division, K-tel's music sales and licensing division is pursuing these alternative distribution channels.

E-COMMERCE

K-tel.com, K-tel's virtual music store, enables customers to choose a large number of music titles including the proprietary brand-name compilations that have made the K-tel name synonymous with quality music for over 35 years. K-tel.com also gives customers the opportunity to create their own custom CD compilations from K-tel's master music catalog. K-tel.com features audio sampling, user-friendly navigation and search capabilities, as well as customer service and competitive pricing. Sales generated through K-tel.com do not represent a significant part of K-tel's total revenue at present. K-tel believes, however, that e-commerce presents it with a significant opportunity to capture market share by capitalizing on its high name recognition, extensive catalog of proprietary music and existing capabilities and expertise in niche marketing, which K-tel believes will be critical to success in Internet retailing. K-tel will also rely heavily on its brand identity with consumers. A number of characteristics of on-line music retailing, such as audio sampling, search capabilities, availability of deep catalog content, and at home shopping convenience, all of which are provided on K-tel's site, make the sale of pre-recorded music via the Internet particularly attractive relative to traditional retail outlets. K-tel commenced its e-commerce business in May 1998 and has made significant progress in the development of this segment of the Company's business. Further development of and penetration into this market may require substantial additional financial resources, development and acquisition of technology and investments in marketing. Results will also be affected by existing competition, which K-tel anticipates will intensify, and by additional entrants to the market who may already have necessary technology and expertise, many of whom may have substantially greater resources than K-tel. K-tel continually evaluates and develops effective strategies for the optimum exploitation of the e-commerce marketplace. In August 2000, K-tel became an Amazon.com Associate to outsource and fulfill consumer sales orders received through K-tel.com on all music products except custom CD's and proprietary downloads. K-tel believes that this association provides an efficient order and delivery mechanism for the on-line shopper, and reduces its own internal costs of maintaining and developing its e-commerce business.

In addition to developing the user-friendly technology and marketing relationships to develop "core" on-line sales, K-tel also enables its on-line customers to create customized CD compilations including custom packaging. This custom CD technology not only allows on-line consumers to purchase these custom CD's on-line, but also enables K-tel's music division to manufacture custom CD's for corporate premiums and promotions. An individual custom CD is "burned" for use as the "master CD." Using the "master CD" the balance of the corporate order is filled through traditional manufacturing processes.

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

CONSUMER PRODUCTS

K-tel's consumer products consist primarily of housewares, consumer convenience items and exercise equipment. K-tel concentrates on products that have the potential for worldwide appeal and that are innovative, readily demonstrated and inexpensive (generally retailing for less than $100). In Europe, K-tel engages in an extensive amount of direct response marketing. European direct response business is solicited through television and radio advertising campaigns. K-tel's advertising reaches such major markets as Germany, France, Switzerland, Austria, Belgium and Holland. K-tel's strategy is to generate revenues and profits from both the direct response campaigns and subsequent retail demand.

K-tel's infomercial business is concentrated in Europe. K-tel's success in marketing through infomercials depends upon product acceptance, which K-tel believes is achieved through the efficient airing of its infomercials, its merchandising mix, its ability to achieve adequate response rates to its infomercials and its ability to accurately forecast consumer demand. Infomercials may involve substantial costs, which are committed to prior to the airing of the infomercial. In addition, quantity and quality of airtime, response rates and sales generated by each infomercial can be affected by factors such as consumer preferences, economic conditions, and timing of competitors' infomercials and merchandise mix. Further, K-tel's ability to obtain inventory of consumer products on a timely basis is critical to its marketing of a particular product and may affect sales and customer return levels. K-tel's experience in the European consumer products market places it in a favorable competitive position in Europe.

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

The core of K-tel's music business involves the licensing of third party rights and the utilization of its own catalog to create music compilations for retail distribution. Recently, the major pre-recorded music companies, either directly or through subsidiaries, have begun to manufacture and distribute pre-recorded music compilations in direct competition with K-tel's music compilation products. With this new competition, it may be more difficult for K-tel to access pre-recorded music from these major companies at acceptable rates.

The on-line commerce market is rapidly expanding and intensely competitive. K-tel expects this competition to intensify. The barriers to entry are low and both current and new competitors can launch Internet-based businesses at relatively low cost. K-tel.com competes with a variety of music and video marketing companies, including:

         - on-line vendors of music, videos and related products such as CDNow.com, Amazon.com and Barnes & Noble.com;

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

EMPLOYEES

On June 30, 2000, K-tel employed 114 full time people worldwide.

FINANCIAL AND GEOGRAPHIC INFORMATION

For financial information about the Company's foreign and domestic operations for each of the last three fiscal years ended June 30 see Note 10 to the consolidated financial statements. For geographic information regarding K-tel's subsidiaries see Exhibit 21.

ITEM 2:  PROPERTIES

K-tel's corporate offices and U.S. operations are located in leased facilities in suburbs of Minneapolis, Minnesota, consisting of approximately 22,000 square feet of office space and approximately 69,700 square feet of warehouse. K-tel's online operations are located in Calabasas, California, which consist of approximately 6,800 square feet of office space. K-tel's foreign subsidiaries lease a total of approximately 41,400 square feet of office and warehouse facilities. See Note 8 to the consolidated financial statements for a summary of the lease agreements.

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

CLASS ACTION LAWSUIT

K-tel and certain of its current and former officers and directors are defendants in IN RE K-TEL INTERNATIONAL, INC. SECURITIES LITIGATION, No. 98-CV-2480. This action consolidates twenty three purported class actions that were initially filed in various United States District Courts in November, 1998, and were subsequently transferred to, and consolidated in the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees and any other relief the Court deems just and proper. K-tel moved to dismiss the Complaint, and, on July 31, 2000, the U.S. District Court granted the Company's motion to dismiss. It also barred further actions by the plaintiffs and denied plaintiffs' request to amend the complaint in order to refile the complaint in the future. While the plaintiffs have appealed this decision, the Company feels that the original decision will stand. K-tel has two insurance policies providing coverage of up to $20,000,000. The insurers are providing for the defense of the claims in the class action lawsuit subject to their reservations of legal rights under the applicable insurance policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.

EARLY V. K-TEL INTERNATIONAL, INC.

On January 11, 1999, The Company was named in a lawsuit entitled CHRISTOPHER EARLY VS. K-TEL INTERNATIONAL, INC., ET AL, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The plaintiff claims that the defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the Company had been brought by Mr. Early in 1997, and was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees. The Company has filed a motion to dismiss the complaint. Based upon information available to it, the Company further believes that damages, if any, are speculative and that there are no grounds for an award of punitive damages. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of K-tel's security holders during the fourth quarter of fiscal 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of K-tel at June 30, 2000.

Name of Officer                        Age          Positions and Offices Held
----------------------------------     ---          --------------------------------------------------------------
Philip Kives                           71           Chairman of the Board, Chief Executive Officer and Director
Ken P. Onstad                          49           President and Director
Jeffrey Koblick                        53           Executive Vice President, Purchasing and Operations
A. Merrill Ayers                       54           Vice President, Finance and Chief Financial Officer


BUSINESS EXPERIENCE

The officers of K-tel are elected annually and serve at the discretion of the Board of Directors.

MESSRS. KIVES AND KOBLICK have held various offices and/or managerial positions with K-tel for more than the past five years.

KEN P. ONSTAD joined K-tel March 20, 2000 as President. Prior to joining K-tel, Mr. Onstad was with Musicland Stores Corporation for twenty six years where he held numerous positions, most recently as the Vice President of Strategic Planning.

A. MERRILL AYERS joined K-tel on July 24, 2000 as Vice President of Finance and Chief Financial Officer. From 1994 to 2000 Mr. Ayers was the Senior Vice President, Chief Financial Officer, Secretary and a Director with Sparta Foods, Inc., a specialty food manufacturer.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On September 20, 2000 there were 1,389 record holders of K-tel's common stock and 10,320,405 shares outstanding. Prior to September 27, 2000, K-tel's common stock traded on the Nasdaq National Market under the symbol "KTEL", subsequent to being delisted from the Nasdaq National Market on September 27, 2000, the Company's Common Stock has traded on the Over-the-Counter Bulletin Board, see "Cautionary Statements - Nasdaq Delisting."

The following table shows the range of high and low closing prices per share of K-tel's common stock as reported by The Nasdaq National Market for the fiscal year periods indicated.

                                         2000                        1999
                            ----------------------------   ------------------------
                               High              Low          High          Low
                            -------------    -----------   ----------    ----------
         1st Quarter        $        7.44    $      5.13   $    14.38    $     6.00
         2nd Quarter        $       10.44    $      4.50   $    32.63    $     5.19
         3rd Quarter        $        7.34    $      5.25   $    12.63    $     8.03
         4th Quarter        $        6.38    $      1.75   $     9.44    $     5.13

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

ITEM 6:  SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel International, Inc. and its subsidiaries as of and for the five years ended June 30, 2000. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this filing. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

                                               2000            1999         1998          1997            1996
                                            ----------      ---------     --------     ---------      ---------
Net sales                                   $   58,604      $  77,664     $ 85,626     $  75,501      $  71,987
                                            ==========      =========    =========     =========      =========
Operating income (loss)                     $  (18,234)     $ (10,152)    $ (2,535)    $   3,582      $       4
                                            ==========      =========    =========     =========      =========
Net income (loss)                           $  (15,738)     $ (11,547)    $ (2,407)    $   3,204      $    (745)
                                            ==========      =========    =========     =========      =========
Net income (loss) per share
     Basic                                  $    (1.58)     $   (1.25)    $   (.31)    $     .43      $    (.10)
                                            ==========      =========    =========     =========      =========
     Diluted                                $    (1.58)     $   (1.25)    $   (.31)    $     .41      $    (.10)
                                            ==========      =========    =========     =========      =========
Total assets                                $   23,199      $  35,916     $ 39,035     $  30,492      $  27,795
                                            ==========      =========    =========     =========      =========
Long-term debt                              $    4,000      $   4,000     $  4,174     $      --      $      --
                                            ==========      =========    =========     =========      =========
Cash dividends declared and paid            $       --      $      --     $     --     $      --      $      --
                                            ==========      =========    =========     =========      =========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience in the United States and Europe, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets its music entertainment products through an Internet e-commerce site, K-tel.com (www.ktel.com) in the United States.

A.  RESULTS OF OPERATIONS

The following sections discuss the results of operations by business segment. See footnote 10 to consolidated financial statements for additional segment information. General corporate expenses of $1,417,000 in fiscal 2000, $2,499,000 in fiscal 1999 and $2,267,000 in fiscal 1998 have been allocated to the segments.

FISCAL 2000 VERSUS FISCAL 1999

Net sales for fiscal 2000 were $58,604,000, a decline of 24.5% from fiscal 1999 sales of $77,664,000. This sales decline can be attributed to the curtailment of the media buying business at the end of fiscal 1999 and the sale of K-tel International (Finland) Oy ("K-tel Finland"), effective July 1, 1999. Sales in fiscal 1999 of K-tel Finland were $6,200,000. The net loss for fiscal 2000 was $15,738,000, or $1.58 per share, compared to a loss of $11,547,000, or $1.25 per share, in fiscal 1999.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $25,739,000 in fiscal 2000 compared to $40,329,000 in fiscal 1999. European music sales declined $8,287,000, primarily due to the sale of K-tel Finland, and domestic music sales declined $6,303,000. The domestic music business, composed primarily of sales of music compilations produced by K-tel and sales and distribution of other record labels, declined as the Company experienced a higher rate of product returns from distributors and began a more intensive profitability review of its new business, which resulted in fewer new products being released.

Cost of goods sold in the music segment increased to 101.1% of sales in fiscal 2000 compared to 71.4% of sales in fiscal 1999. The substantial increase in cost of goods sold in the music segment was due to two main factors. The Company experienced higher royalty costs on its own compilation products and increased its royalty reserve by approximately $2,935,000 for additional estimated payments owed and unrecouped royalty advances. Obsolescence reserves were increased by about $4,360,000 as a result of attempts to reduce overstocked inventory, changes in customer product mix purchases, and declining demand for cassette products in the industry. Advertising expense, which consists primarily of co-operative advertising payments, trade advertising and promotions, was approximately $2,157,000 or 8.4% of revenues in fiscal 2000 as compared to approximately $4,600,000 or 10.9% in fiscal 1999. Selling, general and administrative expenses decreased 28.9% to $8,862,000 in fiscal 2000 compared to $12,459,000 in fiscal 1999.
Both decreases represent general overall spending level reductions, elimination of expenses from Finland and lower TV advertising and promotional spending. As a result, the music segment incurred operating losses of $11,308,000 in fiscal 2000 compared to operating losses of $5,301,000 in fiscal 1999.

LICENSING

Licensing revenues were $3,698,000 in fiscal 2000 compared to $4,272,000 in fiscal 1999. This decline was primarily due to stronger competition in the music industry for this type of product. Included in the segment revenue in fiscal 2000 and fiscal 1999 were approximately $920,000 and $1,068,000 of inter-company revenues, respectively, which are eliminated on the accompanying consolidated financial statements. Operating income in the licensing segment was $819,000 in fiscal 2000 and $2,052,000 in fiscal 1999.

CONSUMER PRODUCTS

Sales of consumer products were $29,117,000 in fiscal 2000, an 11.8% decrease over fiscal 1999 sales of $33,014,000. This decrease was the result of an increase of $756,000 in revenues in Germany, offset by declines in the U.K., the U.S. domestic market and exports of $4,653,000. Cost of goods sold, as a percentage of sales, increased to 38.1% in fiscal 2000 compared to 35.4% in fiscal 1999 due to product mix. Advertising expenditures were $11,657,000 in fiscal 2000 compared to $11,003,000 in fiscal 1999, primarily due to commitments to TV advertising in Europe by the U.K. which did not result in increased sales, while selling, general and administrative expense was $11,753,000 in fiscal 2000 compared to $12,283,000 in fiscal 1999. As a result, the consumer products segment incurred a loss of $5,387,000 in fiscal 2000 compared to a loss of $1,942, 000 in fiscal 1999.

E-COMMERCE

In May 1998, K-tel launched its Internet service, K-tel.com (www.ktel.com), featuring a wide spectrum of music products for purchase by the public. In March 1999, K-tel announced the opening of its German Internet service (www.ktel.de). Revenues and expenses of the German e-commerce site were insignificant in fiscal 1999, and the site became inactive in June, 2000. Regarding K-tel.com, revenues were $955,000 in fiscal 2000 as compared to $400,000 in fiscal 1999. The cost of goods sold in fiscal 2000 was approximately 50.2% compared to approximately 79.5% of revenues in fiscal 1999. In fiscal 2000, advertising was $347,000 and selling, general and administrative expenses were $1,755,000, resulting in an operating loss of $1,626,000. In fiscal 1999, advertising was $527,000 and selling, general and administrative expenses were $1,786,000, resulting in an operating loss of $2,231,000.

OTHER

The other segment of the business is comprised of the third-party media buying segment and a video business, both of which have been curtailed or discontinued. In the fourth quarter of fiscal 1998, K-tel curtailed its third-party media buying operation and, in the first quarter of fiscal 1999 it discontinued the operations of its video business segment. Combined revenues from these two segments were $15,000 in fiscal 2000 compared to $717,000 in fiscal 1999. Operating losses from these segments were $733,000 in fiscal 2000 and $2,731,000 in fiscal 1999.

FISCAL 1999 VERSUS FISCAL 1998

Net sales for fiscal 1999 were $77,664,000, a decline of 9.3% from fiscal 1998. This sales decline can be attributed to the curtailment of the media buying business at the end of fiscal 1998. The net loss for fiscal 1999 was $11,547,000, or $1.25 per share, compared to a loss of $2,407,000, or $0.31 per share, in fiscal 1998.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $40,329,000 in fiscal 1999 compared to $41,611,000 in fiscal 1998. European music sales increased $1,200,000, offset by a decline in domestic music sales of $2,500,000. The domestic music business, which historically has primarily consisted of sales of music compilations produced by K-tel, was seeing a significant change in its product mix. In fiscal 1998, K-tel began operating K-tel Distribution ("KTD"), which sources other record labels for sales and distribution by K-tel. Sales of KTD increased to $8,700,000 in fiscal 1999 compared to $1,600,000 in fiscal 1998.

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

E-COMMERCE

In May 1998, K-tel launched its Internet service, K-tel.com (www.ktel.com), featuring a wide spectrum of music products for purchase by the public. In March 1999, K-tel announced the opening of its German Internet service (www.ktel.de). Revenues and expenses of the German e-commerce site were insignificant in fiscal 1999. Regarding K-tel.com, revenues for fiscal 1999 were $400,000. The cost of goods sold in fiscal 1999 was approximately 79.5% of revenues. In fiscal 1999, advertising was $527,000 and selling, general and administrative expenses were $1,786,000, resulting in an operating loss of $2,231,000. K-tel.com operated for two months in fiscal 1998 and had revenues of $39,000 and a loss of $481,000, including start up expenses.

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

B. LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, K-tel had $2,475,000 in cash and cash equivalents, a decrease of $4,307,000 from the balance at June 30, 1999. During fiscal 2000, K-tel experienced negative cash flow from operating activities of $2,257,000. The net loss of $15,738,000 was partially offset by the decreases in accounts receivable and inventories and increases in reserves and accrued expenses as described in the Company's Music Segment above. The Company used $852,000 for investing activities, primarily in fixed assets and music catalog additions. Included in operating activities are the results of the sale of a subsidiary of the Company. In September 1999, K-tel sold all of the outstanding common stock of its subsidiary K-tel Finland to an unrelated purchaser. Net proceeds after $1,386,000 in transaction costs related to the sale exceeded the net book value of K-tel Finland's net assets by approximately $4,341,000, which was recorded as a gain and reported in other income in the consolidated statement of operations for the fiscal year ended June 30, 2000. K-tel Finland was a subsidiary in the Company's music segment responsible for the sale of music in Scandinavia. The sale of this subsidiary is not expected to have a material effect on future operations of the Company.

Financing activities used $1,607,000 in cash in the fiscal year ended June 30, 2000. The Company used $4,000,000 of funds related to the cancellation of a Securities Purchase Agreement K-tel entered into with two investors in April 1999, pursuant to which K-tel would have sold in a private placement transaction up to $18,000,000 of its common stock in two tranches. Pursuant to the agreement, K-tel sold 465,794 shares of common stock on the effective date of a registration statement under the Securities Act of 1933, covering the common stock. In July 1999, a contractual dispute arose between the purchasers and K-tel and the $4,000,000 balance on the first tranche was not sold. On August 3, 1999, K-tel entered into an agreement with the purchasers of the common stock in the private placement to void the original agreement and for K-tel to repurchase the 465,794 shares previously issued for $4,600,000. K-tel used $3,000,000 of internal funds and $1,600,000 of funds advanced by K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel, to repurchase the shares. As a result of this repurchase, K-tel incurred an expense of $600,000, which was reported in other expense in the consolidated statement of operations for the fiscal year ended June 30, 2000. In addition, the Company decreased its borrowings under its line of credit with Foothill Capital Corporation by $708,000 in the fiscal year ended June 30, 2000, and generated $3,101,000 from the exercise of stock options in the fiscal year ended June 30, 2000, partially offsetting the $4,000,000 use of funds related to the cancellation of a Securities Purchase Agreement described above.

K-tel has a $10,000,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables, that expires on November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (9.5% at June 30, 2000) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of June 30, 2000, $4,000,000 was outstanding under the term loan, $1,924,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations was $340,000. At June 30, 2000, K-tel was in compliance with all covenants, limitations and restrictions of the credit agreement except for the minimum shareholders' equity covenant, for which it obtained a waiver from the lender. Although the Company has been able to obtain waivers for covenant violations in the past, there can be no assurance such waivers will be able to be obtained in the future.

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5. Under the terms of the agreement, K-5 agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 agreed not to declare a default prior to July 1, 2001 in the event that the Company did not comply with the shareholder equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of June 30, 2000, K-tel had an outstanding balance of $1,945,000 to K-5. During the twelve months ended June 30, 2000, K-5 advanced an additional $1,600,000 which was repaid in the period. Interest in the amount of $166,000 was accrued but not paid at June 30, 2000.

K-tel has primarily funded its operations to date through internally generated capital, secured lender financing, proceeds from stock option exercises and loans from K-5. Management currently believes that K-tel has sufficient cash and borrowing capacity, to ensure the Company will continue operations in the near term. In part, this is a result of projected improvement in operating results in fiscal 2001 as well as the existing lines of credit with Foothill and K-5. Although K-tel's credit lines with its two lenders are sufficient to meet its needs at this time, there can be no assurance that they will be adequate in the future or that K-tel will be able to obtain additional financing upon favorable terms when required.

SUBSEQUENT EVENTS

On July 6, 2000 the Company announced it had closed its German subsidiary, Dominion Vertriebs GmbH, effective June 30, 2000. The closing of this subsidiary is not expected to have a material effect on future operations of the Company. Sales in fiscal 2000 and 1999 were $17,203,000 and $15,990,000, with net losses in the same periods were $2,787,000 and $1,790,000.

On August 3, 2000 the Company received notification from Nasdaq that its stock would be delisted at the opening of business on August 14, 2000. The Company appealed this initial decision and also applied for listing on the Nasdaq SmallCap Market. A hearing was conducted by a panel authorized by Nasdaq's Board of Directors on September 21, 2000. On September 26, 2000 the Company was notified by the Nasdaq Stock Market Inc. that its Common Stock had been delisted from the Nasdaq National Market, effective with the open of business September 27, 2000, and that its application for listing on the Nasdaq SmallCap Market was denied. Delisting of the Company's Common Stock from Nasdaq could have a material adverse effect on the market price of, and the efficiency of the trading market for the Company's Common Stock. The Company's Common Stock will be traded on the Over-the-Counter Bulletin Board ("the OTCBB"). The OTCBB is a controlled quotation service that offers real-time quote, last sale prices and volume information in over-the-counter equities.

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

K-tel's exposure to market risk for changes in interest rates relates to K-tel's short-term borrowings and long term debt obligations. K-tel's short-term credit facilities carry a variable interest rate that does have an impact on future earnings and cashflows. At June 30, 2000, K-tel had fixed rate of debt $4,000,000 and variable rate debt of $3,869,000. If the interest rate were to change while K-tel was borrowing under the credit facilities, interest expense would increase or decrease accordingly.

A significant portion of K-tel's revenues during the year ended June 30, 2000 was derived from operations in Europe. The results of operations and financial position of K-tel's operations in Europe are principally measured in their respective currencies and translated into U.S. dollars. The effect of foreign currency fluctuations in these European countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Additionally, a significant portion of K-tel's assets at June 30, 2000 is based in its foreign operations and is translated into U.S. dollars at foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders' equity. Accordingly, K-tel's consolidated shareholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 14, and identified in the index on page 20.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 8, 1999, Arthur Andersen LLP and the Company agreed to the resignation of Arthur Andersen LLP as independent public accountants of Registrant.

The reports of Arthur Andersen LLP on the financial statements of the Company for the past two years, the most recent of which is the fiscal year ended June 30, 1999, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

The Registrant's Board of Directors participated in and approve the decision to change independent accountants.

In connection with its audits for the two most recent periods and through October 8, 1999, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years and through October 8, 1999, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)).

Arthur Andersen LLP has furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements. A copy of the letter is included in an exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 8, 1999.

The Company engaged Grant Thornton LLP as its new independent accountants as of December 16, 2000. During the two most recent periods and through October 8, 1999, the Company had not consulted with Grant Thornton LLP on items which
(1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 403(a)(2)).

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

KEN P. ONSTAD was appointed President and a director of K-tel International, Inc. on March 20, 2000. Prior to joining K-tel, Mr. Onstad was with Musicland Stores Corporation for twenty six years where he held numerous positions, most recently as the Vice President of Strategic Planning.

LAWRENCE KIEVES was President of K-tel from October 1998 through March 2000 and has served as a director since December 1998. With extensive experience in the entertainment industry and in public service, Mr. Kieves was previously Managing Director of EWK Associates, a private company engaged in real-estate development. From 1995 to 1997, he served as President of Network Event Theater, a public company operating large screen broadcast theaters on numerous college campuses. From 1993 to 1995 Mr. Kieves served as Chief Operating Officer of RKO Warner Video. Mr. Kieves is the first cousin, once removed, of Philip Kives.

HERBERT DAVIS was elected a director in January 1999. Mr. Davis is an attorney engaged in the private practice of law with the Law Offices of Herbert Davis, which he founded in 1984. Mr. Davis specializes in business litigation and business transactions.

JAY WILLIAM SMALLEY was elected a director in January 1999. Since 1970, Mr. Smalley has been the Chief Executive Officer of JWS, Inc., a privately owned real estate development and sales company specializing in hotel, motel, industrial and residential properties.

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

Information concerning executive officers of the Registrant is furnished as
Item 4A in Part I.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued by each of K-tel's executive officers receiving in excess of $100,000 for services rendered to K-tel during the fiscal years ended June 30, 2000, 1999 and 1998. K-tel has no written employment agreements with its executive officers.

                          SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                              ANNUAL COMPENSATION               COMPENSATION
                                                                                   AWARDS
                                    ---------------------------------------------------------
                                                                                 SECURITIES
NAME AND PRINCIPAL POSITION           FISCAL YEAR     SALARY       BONUS         UNDERLYING        ALL OTHER
                                                                                   OPTIONS      COMPENSATION (1)
----------------------------------------------------------------------------------------------------------------
Philip Kives                            2000       $       ---  $      ---        1,546,000     $           ---
     Chief Executive Officer            1999       $       ---  $      ---        1,036,000     $           ---
                                        1998       $       ---  $      ---          231,000     $           ---

Lawrence Kieves                         2000       $   123,145  $      ---              ---     $         1,684
     President (2)                      1999       $   139,231  $      ---          200,000     $         2,237
                                        1998       $       ---  $      ---              ---     $           ---

Jeffrey Koblick                         2000       $   182,761  $      ---           40,000     $         3,158
     Executive Vice President           1999       $   208,500  $      ---           27,500     $         5,076
     Purchasing & Operations            1998       $   207,231  $      ---           56,500     $         4,987

Steven Kahn                             2000       $  146,909   $      ---           10,000     $           981
     Vice President Finance             1999       $    70,192  $      ---           75,000     $           592
     Chief Financial Officer (3)        1998       $       ---  $      ---             ---      $           ---

(1) Other compensation for the 2000, 1999 and 1998 fiscal years consists of K-tel contributions under the 401(k) plan.
(2) Lawrence Kieves left his position as President of K-tel International, Inc. in March 2000.
(3) Steven Kahn left his position as Vice President Finance and Chief Financial Officer on June 22, 2000.

The following tables summarize stock option grants and option exercises during the fiscal year ended June 30, 2000, by each of K-tel's executive officers receiving in excess of $100,000 for services rendered to K-tel during the fiscal year ended June 30, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                         NUMBER OF        PERCENT OF                                   POTENTIAL REALIZABLE VALUE
                        SECURITIES      TOTAL OPTIONS                                  AT ASSUMED ANNUAL RATES OF
                        UNDERLYING        GRANTED TO                                STOCK PRICE FOR OPTION TERMS(1)
                         OPTIONS         EMPLOYEES IN      EXERCISE      EXPIRATION -------------------------------
        NAME             GRANTED          FISCAL YEAR       PRICE           DATE          5%             10%
-------------------------------------------------------------------------------------------------------------------
Philip Kives               25,000               1%        $  6.4375        8/19/09   $   101,000    $     256,000
                           45,000               2%        $  5.5937        10/6/09   $   158,000    $     401,000
                          440,000              19%        $  5.7187        2/23/10   $ 1,582,000    $   4,010,000
                        1,036,000              46%        $  5.5125         3/3/10   $ 3,592,000    $   9,102,000

Lawrence Kieves               ---              ---              ---            ---           ---              ---

Jeffrey Koblick            40,000               2%        $   5.5125        3/3/10   $   139,000   $      351,000

Steven Kahn                10,000              ---        $   5.5125        3/3/10   $    35,000   $       88,000

---------------------
(1) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent K-tel's estimate or projection of the future common stock price.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                              Shares
                             Acquired          Value              Number of Securities              Value of In-the Money
Name                       On Exercise       Realized         Underlying Options at FY-End           Options at FY-End(1)
-------------------------  -----------       --------        ------------------------------       -----------------------------
                                                             Exercisable      Unexercisable       Exercisable     Unexercisable
                                                             -----------      -------------       -----------     -------------
Philip Kives                  530,000        $503,500         1,351,942           270,997             ---               ---
Lawrence Kieves                 5,000        $  5,185            61,667           133,333             ---               ---
Jeffrey Koblick                   ---             ---            64,166            25,834             ---               ---
Steven Kahn                       ---             ---               ---            10,000             ---               ---

(1) Market value of underlying securities at fiscal year end minus the exercise price.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains certain information as of September 20, 2000, regarding the beneficial ownership of the Common Stock by (i) each person known to K-tel to own beneficially five percent or more of the Common Stock,
(ii) each director of K-tel, (iii) each executive officer of K-tel and (iv) the directors and executive officers as a group. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o K-tel International, Inc., 2605 Fernbrook Lane North, Minneapolis, Minnesota 55447-4736.

                                                                           AMOUNT AND NATURE          PERCENTAGE OF
                                                                             OF BENEFICIAL             OUTSTANDING
                                                                              OWNERSHIP(1)                STOCK
Philip Kives .............................................                    5,999,233 (2)               48.2%
220 Saulteaux Crescent
Winnipeg, Manitoba  R32 3W3
Canada

Dennis Ward...............................................                      105,000 (3)                   *

Jeffrey Koblick...........................................                       91,366 (4)                   *

Lawrence Kieves...........................................                       61,667 (5)                   *

Jay William Smalley.......................................                       10,000 (6)                   *

Herbert Davis.............................................                       10,000 (7)                   *

David Wolinsky............................................                       10,000 (8)                   *

Ken P. Onstad.............................................                          ---                       *

A. Merrill Ayers..........................................                          ---                       *

All directors and officers as a group.....................                    6,287,266 (9)               50.7%
   (9 persons)

----------------------

*     Indicates ownership of less than 1% of the outstanding shares of Common
      Stock.
(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission (the "Commission") and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. The same shares may be beneficially owned by more than one person.
(2)   Philip Kives holds 4,466,291 shares and 1,532,942 vested  options.
(3)   Dennis Ward holds 105,000 vested stock options.
(4)   Jeffrey Koblick holds 27,200 shares and 64,166 vested stock options.
(5)   Lawrence Kieves holds 61,667 vested stock options.
(6)   Jay William Smalley holds 10,000 vested stock options.
(7)   Herbert Davis holds 10,000 vested stock options.
(8)   David Wolinsky holds 10,000 vested stock options.
(9) All directors and officers as a group hold 4,493,491 shares and 1,793,775 vested stock options.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer, Philip Kives, has from time to time made advances to the Company. As of both June 30, 2000 and 1999, the Company had a loan balance with K-5 of $1,945,000. The Company pays interest on the unpaid principal amount of financing at the same rate as the Company pays on its credit facility with Foothill, until repayment of the loan, which is due on demand. The Company incurred interest of $184,000 in 2000, $186,000 in 1999, and $95,000 in 1998 on this loan.

The advances referred to in the preceding paragraph were made under an informal borrowing arrangement with K-5. On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5. Under the terms of the agreement, K-5 has agreed to make available up to $8.0 million on a revolving basis. The loan bears interest at a variable rate based upon the "base rate" of a local lending institution, expires on November 20, 2001, and is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. K-5 and Foothill have agreed that, if Foothill were to make a demand for payment as a result of a default on the loan, K-5 has the right to pay Foothill and assume the secured creditor position of Foothill. K-5 has separately committed to the Company that in the event of acceleration by Foothill, K-5 would assume the secured creditor position in addition to providing the line of credit previously discussed.

The Company purchased approximately $198,000 in fiscal 2000, $34,000 in fiscal 1999 and $334,000 in fiscal 1998 of consumer products from K-5. Management believes purchase prices for these products were at prices comparable to transactions with an unrelated third party. There was a payable amount of $150,000 at June 30, 2000, $51,000 at June 30, 1999, and $9,000 at
June 30, 1998.

The Company sold approximately $174,000 during fiscal 2000, $12,000 during fiscal 1999, and $39,000 during fiscal 1998 of consumer convenience products to K-5. There was a balance receivable from K-5 at June 30, 2000 of $224,000, June 30, 1999, of $33,000, and $4,000 at June 30, 1998. Outstanding balances are settled on a timely basis. No interest was charged on the related outstanding balances during fiscal 2000.

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

                                     PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS AND SCHEDULES

         The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page 22 hereof are filed as part of this report.

(b)      REPORTS ON 8-K

         During the last quarter of the period covered by this report, no Report on Form 8-K was filed.

(c)      EXHIBITS

         Reference is made to the Exhibit Index Page 41.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on September 28, 2000, by the undersigned, thereunto duly authorized.

                                         K-TEL INTERNATIONAL, INC.

                                         By  /s/ Philip Kives
                                           -----------------------------------
                                         (Philip Kives - Chairman of the Board
                                           and Chief Executive Officer)


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

Signatures                         Title                                            Date
----------                         -----                                            ----


/s Philip Kives                    Chairman, Chief Executive Officer                September 28, 2000
--------------------------------   (Principal Executive Officer) and Director
Philip Kives


/s/ Ken P. Onstad                  President and Director                           September 28, 2000
--------------------------------
Ken P. Onstad


/s/ A. Merrill Ayers                Vice President-Finance Chief Financial Officer  September 28, 2000
--------------------------------    and Treasurer (Principal Accounting Officer)
A. Merrill Ayers


/s/ Herbert Davis                   Director                                        September 28, 2000
--------------------------------
Herbert Davis


/s/ Jay William Smalley             Director                                        September 28, 2000
--------------------------------
Jay William Smalley


/s/ David Wolinsky                  Director                                        September 28, 2000
--------------------------------
David Wolinsky


/s/ Dennis Ward                     Director                                        September 28, 2000
--------------------------------
Dennis Ward


/s/ Lawrence Kieves                 Director                                        September 28, 2000
--------------------------------
Lawrence Kieves

(ITEM 14(A))
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants - Grant Thornton LLP.............................23

Report of Independent Public Accountants - Arthur Andersen LLP......................................24

Consolidated Balance Sheets as of June 30, 2000 and 1999............................................25

Consolidated Statements of Operations for each of the
three years in the period ended June 30, 2000.......................................................26

Consolidated Statements of Shareholders' Equity (Deficit)
for each of the three years in the period ended June 30, 2000.......................................27

Consolidated Statements of Cash Flows for each of the
three years in the period ended June 30, 2000.......................................................28

Notes to Consolidated Financial Statements..........................................................29

Supplemental Schedule to Consolidated Financial Statements:

         Schedule II - Valuation and Qualifying Accounts for each of the three years in the period ended June 30, 2000..............................................40

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the consolidated financial statements and notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To K-tel International, Inc.:

We have audited the accompanying consolidated balance sheet of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-tel International, Inc. and subsidiaries as of June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The amounts in this schedule related to the year ended June 30, 2000, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic June 30, 2000 consolidated financial statements taken as a whole.


                             /S/ GRANT THORNTON LLP

Minneapolis, Minnesota,
August 23, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To K-tel International, Inc.:

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of K-tel International, Inc. and subsidiaries as of June 30, 1999 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

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


                             /S/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
September 27, 1999

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(IN THOUSANDS - EXCEPT SHARE DATA)

ASSETS                                                                    2000                  1999
----------------------------------------------------------------   ------------------    -----------------
Current Assets:
     Cash and cash equivalents                                         $     2,475       $       6,782
     Accounts receivable, less allowances of $1,704 and $1,400              11,432              12,701
     Inventories                                                             3,221               7,644
     Royalty advances                                                          349                 927
     Prepaid expenses and other                                              1,412               2,146
                                                                      ------------       -------------
         Total Current Assets                                               18,889              30,200

Property and Equipment, net of
     accumulated depreciation and amortization
     of $3,703 and $3,100                                                      939               1,549
Other Assets                                                                 3,371               4,167
                                                                      ------------       -------------
                                                                       $    23,199       $      35,916
                                                                      ============       =============


LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
-----------------------------------------------------------

Current Liabilities:
     Current portion of notes payable                                  $     1,924       $       2,633
     Note payable to affiliate                                               1,945               1,945
     Accounts payable                                                        5,944               3,774
     Accrued royalties                                                      11,649               8,851
     Reserve for returns                                                     5,069               4,375
     Other current liabilities                                               5,265               6,546
                                                                      ------------       -------------
         Total Current Liabilities                                          31,796              28,124
                                                                      ------------       -------------

Notes Payable, net of current portion                                        4,000               4,000

Commitments and Contingencies (Note 8)

Shareholders' Equity  (Deficit): (Note 7)
     Common stock - 50,000,000 shares authorized;
         par value $.01; 10,320,405 and 10,241,199
         issued and outstanding                                                103                 102
       Additional Paid-In Capital                                           20,213              21,113
       Accumulated Deficit                                                 (32,154)            (16,416)
       Cumulative translation adjustment                                      (759)             (1,007)
                                                                      ------------       -------------
           Total Shareholders' Equity (Deficit)                            (12,597)              3,792
                                                                      ------------       -------------
                                                                       $    23,199       $      35,916
                                                                      ============       =============


       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                     INTEGRAL PART OF THESE BALANCE SHEETS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS - EXCEPT SHARE AND PER SHARE DATA)

                                                                      2000             1999             1998
                                                                 ----------------------------------------------
NET SALES                                                        $    58,604       $    77,664      $    85,626
                                                                 ------------      -----------      -----------


COSTS AND EXPENSES:
     Cost of goods sold                                                37,476           42,073           47,670
     Advertising                                                       14,132           16,494           16,808
     Selling, general & administrative                                 25,230           29,249           23,683
                                                                 ------------      -----------      -----------

         Total costs and expenses                                      76,838           87,816           88,161
                                                                 ------------      -----------      -----------

OPERATING LOSS                                                        (18,234)         (10,152)          (2,535)
                                                                 ------------      -----------      -----------

NON-OPERATING INCOME (EXPENSE):
     Interest income                                                      141               34               48
     Interest expense                                                    (833)            (777)            (490)
     Foreign currency transaction loss                                   (546)            (587)             (16)
     Gain on sale of subsidiary                                         4,341              ---              ---
     Other income (expense)                                              (600)             ---              614
                                                                 ------------      -----------      -----------


         Total non-operating income (expense)                           2,503           (1,330)             156
                                                                 ------------      -----------      -----------


LOSS BEFORE PROVISION
     FOR INCOME TAXES                                                 (15,731)         (11,482)          (2,379)

PROVISION FOR INCOME TAXES                                                  7               65               28
                                                                 ------------      -----------      -----------

NET LOSS                                                         $    (15,738)     $   (11,547)     $    (2,407)
                                                                 ============      ===========      ===========

LOSS PER SHARE - BASIC AND DILUTED                               $      (1.58)     $     (1.25)     $      (.31)

SHARES USED IN THE CALCULATION OF
LOSS PER SHARE - BASIC AND DILUTED                                      9,948            9,224            7,736


OTHER COMPREHENSIVE (LOSS) INCOME:
      Net loss                                                    $   (15,738)     $   (11,547)     $    (2,407)
      Foreign currency (loss) gain                                        248             ----              (43)
                                                                 ============      ===========      ===========
OTHER COMPREHENSIVE (LOSS) INCOME                                 $   (15,490)     $  ( 11,547)     $    (2,450)
                                                                 ============      ===========      ===========

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30
(IN THOUSANDS)

                                                                                        Accumulated
                                   Common Stock          Additional                       Other
                             -------------------------     Paid-In      Accumulated    Comprehensive
                                Shares       Amount        Capital        Deficit         (Loss)           Total
--------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1997            7,568      $    76       $  7,930       $ (2,462)      $     (964)     $   4,580

Net loss                            --           --             --         (2,407)              --         (2,407)
Proceeds from exercise of
     stock options                 749            7          1,637             --               --          1,644
Translation adjustment              --           --             --             --              (43)           (43)
                              --------      -------       --------      ---------       ----------      ---------

Balance, June 30, 1998           8,317           83          9,567         (4,869)          (1,007)         3,774

Net loss                            --           --             --        (11,547)              --        (11,547)
Proceeds from exercise of
     stock options               1,459           14          7,471             --               --          7,485
Proceeds from private
     equity placement              466            5          3,995             --               --          4,000
Contribution of services            --           --             80             --               --             80
                              --------      -------       --------      ---------       ----------      ---------


Balance, June 30, 1999           10,242         102         21,113        (16,416)          (1,007)         3,792

Net loss                            --           --             --        (15,738)              --        (15,738)
Proceeds from exercise of
     stock options                 545            6          3,095             --               --          3,101
Payment for cancellation of
     private equity placement     (466)          (5)        (3,995)            --              --          (4,000)
Translation adjustment              --           --             --             --              248            248
                              --------      -------       --------      ---------       ----------      ---------

Balance, June 30, 2000          10,321      $   103       $ 20,213       $(32,154)      $     (759)     $ (12,597)
                              --------      -------       --------      ---------       ----------      ---------


       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30
(IN THOUSANDS)

                                                                      2000             1999             1998
                                                                 ------------       ----------       ----------
Cash Flows From Operating Activities:
Net loss                                                         $    (15,738)      $  (11,547)      $   (2,407)
Adjustment to reconcile net loss to cash
     used for operating activities:
     Depreciation and amortization                                      2,179            1,520            1,060
     Loss on valuation of marketable securities                           ---              ---              514
Changes in operating assets and liabilities:
     Accounts receivable                                                1,101            2,471            1,427
     Inventories                                                        4,366           (1,281)          (1,997)
     Royalty advances                                                     572              527               75
     Prepaid expenses and other                                           616              782             (936)
     Accounts payable and other                                         1,109           (2,653)           3,043
     Accrued royalties                                                  2,811              408           (2,809)
     Reserve for returns                                                  727             (350)            (348)
                                                                 ------------      -----------      -----------
         Cash used for operating activities                            (2,257)         (10,123)          (2,378)
                                                                 ------------      -----------      -----------

Investing Activities:
     Purchases of property and equipment                                 (219)            (392)          (1,620)
     Proceeds from sale of property and equipment                          16              ---                4
     Change in net assets of business to be sold                          ---              615              ---
     Additions to music catalog                                          (453)            (877)            (932)
     Acquisition of Regal Shop International                              ---              ---             (350)
     Other                                                               (196)             190             (348)
                                                                 ------------      -----------      -----------
         Cash used for investing activities                              (852)            (464)          (3,246)
                                                                 ------------      -----------      -----------
Financing Activities:
     Proceeds (payments) of long term debt                                ---             (183)           4,178
     Proceeds (payment) on line of credit, net                           (708)          (1,105)           2,902
     Proceeds (payment) on note payable to affiliate                      ---              945             (500)
     Proceeds from exercise of stock options                            3,101            7,485            1,644
     Proceeds from(payments for) private equity placement              (4,000)           4,000              ---
     Contribution of services                                             ---               80              ---
                                                                 ------------      -----------      -----------
         Cash provided  by  (used in) financing activities             (1,607)          11,222            8,224
     Effect of Exchange Rate Changes on
         Cash and Cash Equivalents                                        409              206              ---
                                                                 ------------      -----------      -----------
     Net Increase (Decrease) in Cash and Cash Equivalents              (4,307)             841            2,600
     Cash and Cash Equivalents at Beginning of Year                     6,782            5,941            3,341
                                                                 ------------      -----------      -----------
     Cash and Cash Equivalents at End of year                    $      2,475      $     6,782      $     5,941
                                                                 ============      ===========      ===========

Supplemental Cash Flow Information
     Cash Paid For -
         Interest                                                $        799      $       867      $       476
                                                                 ============      ===========      ===========
         Income Taxes                                            $          1      $        60      $        60
                                                                 ============      ===========      ===========

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                       INTEGRAL PART OF THESE STATEMENTS.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000, 1999 AND 1998

1.       BUSINESS AND LIQUIDITY

         K-tel International, Inc. (the "Company", "K-tel", or the "Registrant") was incorporated in 1968. Our corporate offices are located in Minneapolis, Minnesota. K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience in the United States and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. The Company also markets through an Internet e-commerce site, K-tel.com (www.ktel.com), which features a wide spectrum of music products. K-tel.com offers on-line shoppers the convenience and access to a substantial number of music at value prices.

         The Company experienced negative cash flow of $2,257,000 from operations in fiscal 2000 and utilized another $852,000 for investing activities. These cash requirements were satisfied principally from borrowings under its credit facilities and from the exercise of stock options. As of June 30, 2000, the Company had $340,000 available for borrowings under its Foothill Capital Corporation ("Foothill") credit facility.

         On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. Under the terms of the agreement, K-5 agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at a variable rate based upon the "base rate" of a local lending institution and expires on November 20, 2001. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. Management currently believes that K-tel has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

         REVENUE RECOGNITION - Revenue is generally recognized upon shipment to the customer. Most music sales are made with the right of return of unsold units. Estimated reserves for returns are established by management based on historical experience and product mix and are subject to the ongoing review and adjustment by the Company. No customer represented greater than 10% of net sales for the years ended June 30, 2000, 1999 or 1998.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of cash, and short-term, highly liquid investments with original maturities of less than ninety days.

         INVENTORIES - Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The cost of finished goods includes all direct product costs.

         RIGHTS TO USE MUSIC PRODUCT- Certain of the Company's compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product. The amounts paid for minimum guarantees or non-returnable advances are capitalized and charged to expense as sales are made. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non-returnable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets. Licenses are subject to audit by licensors.

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

         ROYALTIES - The Company has entered into license agreements with various record companies and publishers under which it pays royalties on units sold. The Company accrues royalties using contractual rates and certain estimated rates on applicable units sold. The contractual royalty liability is computed quarterly and the accrued royalty balance is adjusted accordingly. The royalty agreements are subject to audit by licensors.

         ADVERTISING - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. At June 30, 2000 and 1999, $741,000 and $258,000, respectively, was reported as a prepaid advertising expense in the accompanying balance sheet. Advertising expense was $14,132,000, $16,494,000 and $16,808,000 for each of the years ended June 30, 2000,
         1999 and 1998.

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

         STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method and recognizes compensation expense for certain stock based awards granted to employees. Certain pro forma information as if the Company adopted the fair value method of accounting for stock based compensation is presented in Note 7.

        INCOME TAXES - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

         NET LOSS PER SHARE - Basic and diluted loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. For all periods presented common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive.

         USE OF ESTIMATES - Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates include allowances for bad debts, inventory valuation, return reserves, royalty obligations, purchase commitments and product replacement costs. Ultimate results could differ from those estimates.

         EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"). SFAS No. 133 as amended by SFAS 137 is effective for financial statements for fiscal years beginning after June 15, 2000. The Company will begin implementing the reporting provisions required under SFAS No. 133 for the fiscal year beginning July 1, 2000. Management does not expect implementation of these reporting provisions to have a material impact on the Company's disclosures or results of operations.

3.       SALE OF SUBSIDIARY

         On September 10, 1999 the Company sold its subsidiary, K-tel International (Finland) OY and recognized a gain of $4,341,000 on the sale. During 1999 and 1998, the subsidiary had net sales of $6,225,000 and $5,988,000 and income from operations of $169,000 and $428,000.

4.       NOTES PAYABLE

         Notes payable consists of the following:

                                                  2000                   1999
                                            ---------------       --------------
         Term Loan                          $     4,000,000       $    4,000,000
         Revolving Line of Credit                 1,924,000            2,633,000
                                            ---------------       --------------
                                                  5,924,000            6,633,000
         Less Current Portion                     1,924,000            2,633,000
                                            ---------------       --------------
         Long Term Portion                  $     4,000,000       $    4,000,000
                                            ===============       ==============

         K-tel has a $10,000,000 credit facility with Foothill, consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables, that expires on November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (9.5% at June 30, 2000) and are secured by the assets of certain U.S. subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its U.S. subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of June 30, 2000, $4,000,000 was outstanding under the term loan, $1,924,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations was $340,000. At June 30, 2000, K-tel was in compliance with all covenants, limitations and restrictions of the credit agreement except for the minimum shareholders' equity covenant, for which it obtained a waiver from the lender for the period ended June 30, 2000. Effective July 1, 2000, the stated rate of interest was amended to the lenders "base rate" plus one percent.

5.       NOTE PAYABLE TO AFFILIATE

         On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5. Under the terms of the agreement, which expires on November 20, 2001, K-5 agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at a variable rate based upon the "base rate" of a local lending institution (9.5% at June 30, 2000) on the unpaid principal amount of financing which is due on demand.

         As of June 30, 2000 and 1999, $1,945,000 was outstanding to K-5. The loan is subordinated to the Foothill loan and K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan.

6.       INCOME TAXES

         The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

         The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):

                                                                          2000            1999          1998
                                                                      ------------    ----------    ----------
         Loss before provision (benefit) for income taxes:
              United States                                           $    (9,470)   $    (9,244)    $  (3,702)
              Foreign                                                      (6,268)        (1,958)        1,323
                                                                      -----------    -----------     ---------
                  Total                                               $   (15,738)   $   (11,202)    $  (2,379)
                                                                      ===========    ===========     =========

         Provision (benefit) for income taxes:
              Current payable
                  United States                                       $         2    $       ---     $    (119)
                  Foreign                                                       5             65           147
                                                                      -----------    -----------     ---------

              Total current payable and
              total provision for income taxes                        $         7    $        65     $      28
                                                                      ===========    ===========     =========

         A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 are as follows:

                                                                           2000          1999          1998
                                                                      -------------    ----------    ----------
              Federal statutory rate                                          34%          34%           34%
              State Taxes, net of Federal benefit                              2            2             2
              Change in valuation allowance                                  (36)         (36)          (39)
              Effect of different tax rates on foreign earnings              ---           (1)            2
                                                                      -------------    ----------    ----------
                                                                             ---           (1)%          (1)%
                                                                      -------------    ----------    ----------

         Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Temporary differences, which are all deferred tax assets, are as follows (in thousands):

                                                                         June 30,      June 30,
                                                                           2000          1999
                                                                      -------------  -----------
         Net operating loss carryfowards                               $   15,685    $    17,599
         Alternative minimum tax credits                                      432            432
         Reserve for returns                                                1,064          1,384
         Depreciation and amortization                                        283            317
         Royalty reserves                                                   1,900            447
         Inventory reserves                                                 1,312            464
         Nondeductible accruals                                             1,734          1,130


         Allowance for bad debts                                              485            488
         Valuation allowance                                              (22,895)       (22,261)
                                                                      --------------------------
                                                                       $      ---    $       ---
                                                                      --------------------------

         A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability is more likely than not.

         For U.S. tax reporting purposes, the Company has net operating loss carryforwards ("NOL") of approximately $43,500,000. Of this amount approximately $8,492,000 is available only through the year 2001 while $22,744,000 and $10,645,000 will be available through 2013 and 2019 respectively. The rest of the NOL carryforward will be available through the year 2020. However, of the amount available through 2013 and 2020, $20,100,000 relates to deductions associated with the exercise of stock options. The tax benefit of approximately $7,236,000 associated with this stock option deduction will be recorded as additional paid-in capital when realized. The NOL carryforwards may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $432,000 in U.S. federal alternative minimum tax credits which may be utilized in the future to offset any regular corporate income tax liability. NOL's available in foreign countries approximated $9,600,000 as of June 30, 2000.

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

         On August 3, 1999, the Company entered into an agreement with the two purchasers of its common stock to terminate and void those agreements and to repurchase, for $4,600,000, the purchasers' common stock totaling 465,794 shares and warrants to acquire additional shares. The Company has no further obligation to sell additional stock to the purchasers, who were also relieved of obligations to purchase additional shares. As a part of the settlement, the purchasers released the Company from all claims and dismissed with prejudice the lawsuit which they had commenced against the Company, resulting in an expense of $600,000, which was reported in other expense in the consolidated statement of operations for the fiscal year ended June 30, 2000.

         The accompanying balance sheet as of June 30, 1999, includes the 465,794 shares of common stock issued for $4,000,000 on April 21, 1999, and the computation of the 1999 loss per share considers these shares for the time they were issued in fiscal 1999. These shares were not outstanding as of June 30, 2000.

         STOCK INCENTIVE PLAN

         The Company has in place a Stock Incentive Plan for officers and other key employees of the Company. Under the terms of this plan the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock. The Company's 1987 plan covered a maximum of 700,000 shares of common stock. No additional shares can be granted from this plan and 2,550 shares remain exercisable, and options for 495,400 shares were granted. In February 1997, the Company's Board of Directors approved a new stock option plan covering a maximum of 600,000 shares of common stock. In February 1999, the Company's shareholders voted to increase the maximum shares under the 1997 plan to 2,000,000 shares. In January 2000, the Company's shareholders voted in to crease the maximum shares to 3,500,000. There were 3,419,117 net shares granted under this plan as of June 30, 2000.

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

         The share information for all plans is summarized below:

                                                                                                         Weighted
                                    Incentive Stock         Non-Qualified       Restricted Stock          Average
                                        Options             Stock Options           Options            Exercise Price
                                  --------------------    -----------------   --------------------    -----------------
   Outstanding July 1, 1997                   244,776               44,000                885,000                $2.01

   Granted                                    590,000              500,000                231,000                 9.47
   Exercised                                 (247,100)             (47,000)              (455,000)                2.01
   Canceled                                    (7,100)                  --                     --                 3.08
                                  --------------------    -----------------   --------------------    -----------------
   Outstanding June 30, 1998                  580,576              497,000                661,000                 7.68

   Granted                                    329,650            1,657,500                     --                 8.28
   Exercised                                 (232,676)            (580,061)              (646,000)                5.13
   Canceled                                  (407,340)            (521,000)               (15,000)               12.31
                                  --------------------    -----------------   --------------------    -----------------
   Outstanding June 30, 1999                  270,210            1,053,439                     --                 8.09

   Prior Year Adjustment(1)                   606,939             (606,939)

   Granted                                  2,092,000              180,000                     --                 5.64
   Exercised                                 (540,000)              (5,000)                    --                 5.69
   Canceled                                  (218,593)            (124,500)                    --                 7.13
                                  --------------------    -----------------   --------------------    -----------------
   Outstanding June 30, 2000                2,210,556              497,000                     --                $6.72
                                  ====================    =================   ====================    =================


         (1) Adjustment reflects options disclosed previously as non-qualified that should have been recorded as incentive.

         The options outstanding at June 30, 2000 have exercise prices ranging from $5.60 to $8.73, with a weighted average exercise price of $6.72. The weighted average remaining contractual life for all outstanding options is 9.2 years. At June 30, 2000, there were 1,883,032 options exercisable at a weighted average exercise price of $6.56.

         PRO FORMA OPTION INFORMATION

         Had compensation costs for the Company's stock option plans been recorded at fair value, the Company's pro forma net loss and loss per share would have been as follows:

                                                          2000           1999              1998
                                                      ------------    -----------       -----------
         Net loss (in thousands):
             As reported                              $    (15,738)   $   (11,547)      $    (2,407)
             Pro forma                                $    (26,189)   $   (18,788)      $    (3,577)

         Basic and diluted EPS:
             As reported                              $      (1.58)   $     (1.25)      $      (.31)
             Pro forma                                $      (2.85)   $     (2.16)      $      (.46)

         The weighted average fair value of options granted in fiscal 2000 was $4.86 , in 1999 was $5.91, and $6.10 in fiscal 1998.

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

                                                      2000               1999              1998
                                                      ----               ----              ----
         Risk-free interest rate                      6.00%              4.25%             5.12%
         Expected life                                5 years            5 years           5 years
         Expected volatility                          120%               100%              100%
         Expected dividend yield                      None               None              None

         Because the fair value provisions have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

8.       COMMITMENTS AND CONTINGENCIES

         CLASS ACTION LAWSUIT

         K-tel and certain of its current and former officers and directors are defendants in IN RE K-TEL INTERNATIONAL, INC. SECURITIES LITIGATION, No. 98-CV-2480. This action consolidates twenty three purported class actions that were initially filed in various United States District Courts in November, 1998, and were subsequently transferred to, and consolidated in the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees and any other relief the Court deems just and proper. K-tel moved to move to dismiss the Complaint, and, on July 31, 2000, the U.S. District Court granted the Company's motion to dismiss. It also barred further actions by the plaintiffs and denied plaintiffs' request to amend the complaint in order to refile the complaint in the future. While the plaintiffs have appealed this decision, the Company feels that the original decision will stand. K-tel has two insurance policies providing coverage of up to $20,000,000. The insurers are providing for the defense of the claims in the class action lawsuit subject to their reservations of legal rights under the applicable insurance policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.

         EARLY V. K-TEL INTERNATIONAL, INC.

         On January 11, 1999, The Company was named in a lawsuit entitled CHRISTOPHER EARLY VS. K-TEL INTERNATIONAL, INC., ET AL, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The plaintiff claims that the defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the Company had been brought by Mr. Early in 1997, and was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees. The Company has filed a motion to dismiss the complaint. Based upon information available to it, the Company further believes that damages, if any, are speculative and that there are no grounds for an award of punitive damages. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

         OTHER LITIGATION AND DISPUTES

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

         INVENTORY

         Certain of the recordings in the Company's music compilations require the advance payment of royalties, publishing rights or commitments to purchase a minimum number of CDs or cassettes. The royalty and publishing amounts, which are advanced based on these commitments, may not be recoverable if the sales of the CDs and cassettes do not meet the contractual minimum. When it is determined that a royalty advance will not be recovered, it is charged to expense in that period. In addition, the Company may be required to purchase additional inventory or re-negotiate contracts related to products which had a minimum purchase commitment that is not being met. As of June 30, 2000, the Company had commitments to purchase approximately $1,914,000 of inventory on guaranteed contracts. A reserve for possible future losses on these purchase commitments of approximately $844,000 and $750,000 at June 30, 2000 and 1999, respectively, has been recorded in other current liabilities on the balance sheet.

         ROYALTIES

         The Company has received an audit claim for $9.4 million from the Harry Fox Agency, Inc. covering the period July 1, 1994 through June 30, 1998. The Company has received similar audits in the past and, following extensive research, generally arrives at a substantially lower settlement. During the year ended June 30, 2000, the Company adjusted its royalty reserve to allow for an eventual settlement and feels its reserve is adequate.

         LEASES

         The Company has entered into several office and warehouse leases which expire through 2003. Commitments under these leases are $808,000 in 2001, $761,000 in 2002 and $430,000 in 2003. Rental expense was
         $1,007,000 in 2000, $956,000 in 1999 and $885,000 in 1998.

         OTHER

         The Company has made certain commitments for marketing and advertising services relating to K-tel.com that will require payments of $20,000 per month through October 2000.


9.       RELATED PARTY TRANSACTIONS

         K-5, an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer, has from time to time made advances to the Company. As of June 30, 2000 and 1999, the Company had a loan balance with K-5 of $1,945,000. The Company pays interest on the unpaid principal amount of financing at a variable rate based upon the "base rate" of a local lending institution, until repayment of the loan, which is due on demand. The Company incurred interest of $184,000 in 2000, $186,000 in 1999 and $95,000 in 1998.

         The Company purchased approximately $198,000 in fiscal 2000, $34,000 in fiscal 1999 and $334,000 in fiscal 1998 of consumer products from an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. There was a payable amount of $150,000 at June 30, 2000, $51,000 at June 30, 1999 and $9,000 at June 30, 1998.

         The Company sold approximately $174,000 during fiscal 2000, $12,000 during fiscal 1999 and $39,000 during fiscal 1998 of consumer convenience products to an affiliate controlled by the Company's Chairman of the Board and Chief Executive Officer. There was a balance receivable from the affiliate of $224,000 at June 30, 2000, $33,000 at June 30, 1999 and $4,000 at June 30, 1998. Outstanding balances are settled on a timely basis. No interest was charged on the related outstanding balances during fiscal 2000.

         During 1999, K-5 retained the services of a consultant to assist it in matters relating to its operations, as well as those of the Company. Services paid to the consultant in fiscal 1999 on behalf of the Company was $80,000 and was recorded as a contribution to additional paid-in-capital.

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

         The retail music segment consists primarily of the sales of pre-recorded music both from the Company's music master catalog and under licenses obtained from other record companies, as well as pre-recorded music developed by other companies who desire to use K-tel for sales and distribution of their music products. The Company sells compact discs, cassettes and albums directly to retailers, wholesalers and rack service distributors that stock and manage inventory within music departments for retail stores. The operations of K-tel Finland were included in this segment during 1999 and 1998.

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

BUSINESS SEGMENT
INFORMATION                              Consumer                                       Corporate/      Total
                             Music       Products     Licensing    Internet    Other    Elimination    Company
-----------------------   -----------   ----------   -----------   --------   -------   -----------   ---------
Net Sales         2000     $  25,739     $  29,117    $  3,698     $    955   $    15   $     (920)   $  58,604
                  1999        40,329        33,014       4,272          400       717       (1,068)      77,664
                  1998        41,611        25,329       3,808           39    15,772         (933)      85,626

Operating         2000     $ (11,308)    $  (5,387)   $    819     $ (1,626)  $  (732)          --    $ (18,234)
Income (loss)     1999        (5,301)       (1,942)      2,052       (2,231)   (2,730)          --      (10,152)
                  1998        (1,315)          844       1,640         (481)   (3,223)          --       (2,535)

Assets            2000     $  12,170     $   7,785    $  1,518     $    588   $   101        1,037    $  23,199
                  1999        18,422        10,069       2,311        1,177       595        3,342       35,916
                  1998        19,311        11,699       1,786          781     3,377        2,081       39,035

GEOGRAPHIC INFORMATION
                                  United States             Europe            Total
----------------------------    -------------------    -----------------   ----------
Net Sales              2000      $       26,404         $    32,200        $   58,604
                       1999              34,851              42,813            77,664
                       1998              55,883              29,743            85,626

Assets                 2000      $       13,853         $     9,346        $   23,199
                       1999              22,694              13,222            35,916
                       1998              24,574              14,461            39,035

11.      FOURTH QUARTER ADJUSTMENTS

During the fourth quarter ended June 30, 2000 the Company made a number of adjustments which increased expenses and reduced net income by approximately $8,700,000. The largest were $4,360,000 in increased obsolescence reserves due to overstocked inventory, changes in customer product mix purchases, and declining demand for cassette products in the industry; $2,935,000 increase in the royalty reserve for additional estimated payments owed and unrecouped royalty advances; and $1,000,000 increase in the reserve for product returns.

12.      SUBSEQUENT EVENTS (UNAUDITED)

On July 6, 2000 the Company announced it had closed its German subsidiary, Dominion Vertriebs Gmbh, effective June 30, 2000. The closing of this subsidiary is not expected to have a material effect on future operations of the Company. Sales in fiscal 2000 and 1999 were $17,203,000 and $15,990,000, with net losses in the same periods were $2,787,000 and $1,790,000.

On August 3, 2000 the Company received notification from Nasdaq that its stock would be delisted at the opening of business on August 14, 2000. The Company appealed this initial decision and also applied for listing on the Nasdaq SmallCap Market. A hearing was conducted by a panel authorized by Nasdaq's Board of Directors on September 21, 2000. On September 26, 2000 the Company was notified by the Nasdaq Stock Market Inc. that its Common Stock had been delisted from the Nasdaq National Market, effective with the open of business September 27, 2000, and that its application for listing on the Nasdaq SmallCap Market was denied. Delisting of the Company's Common Stock from Nasdaq could have a material adverse effect on the market price of, and the efficiency of the trading market for the Company's Common Stock. The Company's Common Stock will be traded on the Over-the-Counter Bulletin Board ("the OTCBB"). The OTCBB is a controlled quotation service that offers real-time quote, last sale prices and volume information in over-the-counter equities.

SCHEDULE II

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the years ended June 30, 2000, 1999 and 1998


                                 (In thousands)

                        Balance at    Charged to Costs        Charged to
                       Beginning of   and Expenses or            Other               Deductions      Balance at End
                          Period         Net Sales            Accounts (1)                              of Period
-------------------------------------------------------------------------------------------------------------------
Allowance for
Doubtful Accounts

2000                   $   1,400       $        296           $      (18)        $         26  (2)    $      1,704
1999                   $   661         $      1,088           $       (3)        $       (346) (2)    $      1,400
1998                   $   952         $        986           $       (1)        $     (1,276) (2)    $        661

Reserve for
Returns

2000                   $   4,375       $      12,230          $       (28)        $   (11,508)        $      5,069
1999                   $   4,758       $      12,094          $       (27)        $   (12,450)        $      4,375
1998                   $   4,930       $      13,943          $        (9)        $   (14,106)        $      4,758

(1)  Exchange rate change

(2) Uncollectible accounts written off, net of recoveries

                                  EXHIBIT INDEX

         The Exhibits listed below, which are numbered corresponding to Item 601 of Regulation S-K, are filed as a part of this report.

Exhibit             Item
-------             ----
3                   Restated Articles of Incorporation                         Incorporated herein by reference to the Registrant's
                    and Restated By-Laws                                       Annual Report on Form 10-K for the year ended June
                                                                               30, 1985

3.1                 Amendment to Articles of Incorporation                     Incorporated herein by reference to the Registrant's
                                                                               Quarterly Report on Form 10-Q for the year ended
                                                                               March 31, 1998

10.1                1987 Stock Incentive Plan                                  Incorporated herein by reference to the Registrant's
                                                                               Annual Report on Form 10-K for the year ended June
                                                                               30, 1987

10.2                Non-Qualified Stock Option Agreement - Philip Kives        Incorporated herein by reference to the Registrant's
                                                                               Quarterly Report on Form 10-Q for the quarter ended
                                                                               March 31, 1997

10.3                1997 Stock Option Plan                                     Incorporated herein by reference to the Registrant's
                                                                               Annual Report on Form 10-K for the year ended June
                                                                               30, 1997

10.4                Loan and Security Agreement - Foothill Capital             Incorporated herein by reference to the Registrant's
                    Corporation                                                Quarterly Report on Form 10-Q for the quarter ended
                                                                               December 31, 1997

10.5                Non-Qualified Stock Option Agreement - Philip Kives        Incorporated herein by reference to the Registrant's
                                                                               Annual Report on Form 10-K for the year ended June
                                                                               30, 1998

10.6                Amendment Number One - Loan and Security                   Incorporated herein by reference to the Registrant's
                    Agreement - Foothill Capital Corporation                   Annual Report on Form 10-K for the year ended June
                                                                               30, 1998

10.7                Amendment Number Two - Loan and Security                   Incorporated herein by reference to the Registrant's
                    Agreement - Foothill Capital Corporation                   Annual Report on Form 10-K for the year ended June
                                                                               30, 1998

10.8                Restated Amendment Number Two - Loan and Security          Incorporated herein by reference to the Registrant's
                    Agreement - Foothill Capital Corporation.                  Annual Report on Form 10-K for the year ended June
                                                                               30, 1998


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

10.12               Settlement Agreement  and Mutual Release                   Incorporated herein by reference to the
                    of Securities Purchase Agreement                           Registrant's  Report on Form 8-K filed on
                    Settlement by and between K-tel                            August 4, 1999
                    International, Inc. and two investors,
                    dated August 3, 1999.

10.13               Form of Stock Option Agreement under the                   Filed herewith
                    1997 Stock Option Plan

10.14               Form of Stock Option Agreement under the                   Filed herewith
                    1997 Stock Option Plan

10.15               Amendment Number Three - Loan and                          Filed herewith
                    Security Agreement - Foothill Capital

10.16               Amendment Number Four - Loan and                          Filed herewith
                    Security Agreement - Foothill Capital
21                  Subsidiaries of the Registrant                             Filed herewith

23.1                Consent of Independent Certified Public                    Filed herewith
                    Accountants-Grant Thornton LLP

23.2                Consent of Independent Public                              Filed herewith
                    Accountants-Arthur Andersen LLP

27                  Financial Data Schedule                                    Filed herewith

99                  Cautionary Statement                                       Filed herewith