Form 10-K/A
period 2000-06-30
K TEL INTERNATIONAL INC
filed 2000-10-19
CIK 54193

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 0-6664

                            K-TEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Minnesota                                41-0946588
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)                       55447-4736
      2605 Fernbrook Lane North,                        (Zip Code)
        Minneapolis, Minnesota
(Address of principal executive offices)


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

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

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

                                                                   AMOUNT AND NATURE            PERCENTAGE OF
                                                                     OF BENEFICIAL               OUTSTANDING
                                                                      OWNERSHIP(1)                  STOCK
                                                                  ---------------------      -------------------
Philip Kives .............................................             5,898,233 (2)               48.0%
220 Saulteaux Crescent
Winnipeg, Manitoba  R32 3W3
Canada

Lawrence Kieves...........................................               128,334 (3)                   *

Dennis Ward...............................................               105,000 (4)                   *

Jeffrey Koblick...........................................                91,366 (5)                   *

Ken P. Onstad.............................................                15,000 (6)                   *

Herbert Davis.............................................                10,000 (7)                   *

David Wolinsky............................................                10,000 (7)                   *

Jay William Smalley.......................................                10,000 (7)                   *

A. Merrill Ayers..........................................                   ---                       *

All directors and officers as a group.....................             6,267,933 (8)               51.0%
   (9 persons)
----------------------

------------
*     Indicates ownership of less than 1% of the outstanding shares of Common
      Stock.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission (the "Commission") and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. The same shares may be beneficially owned by more than one person.
(2) Includes 4,466,291 shares owned directly and 1,431,942 shares purchasable pursuant to options.
(3)  Consists of 128,334 shares purchasable pursuant to options.
(4)  Consists of 105,000 shares purchasable pursuant to options.
(5) Includes 27,200 shares owned directly and 64,166 shares purchasable pursuant to options.
(6)  Consists of 15,000 shares purchasable pursuant to options.
(7)  Consists of 10,000 shares purchasable pursuant to options.
(8) Includes an aggregate of 4,493,491 shares owned directly and 1,774,442 shares purchasable pursuant to options.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on October 18, 2000, by the undersigned, thereunto duly authorized.

                                       K-TEL INTERNATIONAL, INC.

                                       By /s/ Philip Kives
                                          ------------------------------------
                                       (Philip Kives - Chairman of the Board
                                         and Chief Executive Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


SIGNATURES                TITLE                                        DATE
----------                -----                                        ----
/s/ Philip Kives          Chairman, Chief Executive Officer            October 18, 2000
------------------------  (Principal Executive Officer) and Director
Philip Kives


/s/ Ken P. Onstad         President and Director                       October 18, 2000
------------------------
Ken P. Onstad


/s/ A. Merrill Ayers      Vice President-Finance                       October 18, 2000
------------------------  Chief Financial Officer and Treasurer
A. Merrill Ayers          (Principal Accounting Officer)



/s/ Herbert Davis         Director                                     October 18, 2000
------------------------
Herbert Davis


/s/ Jay William Smalley   Director                                     October 18, 2000
------------------------
Jay William Smalley


/s/ David Wolinsky        Director                                     October 18, 2000
------------------------
David Wolinsky


/s/ Dennis Ward           Director                                     October 18, 2000
------------------------
Dennis Ward


/s/ Lawrence Kieves       Director                                     October 18, 2000
------------------------
Lawrence Kieves