Form 10-Q
period 2000-09-30
K TEL INTERNATIONAL INC
filed 2000-11-14
CIK 54193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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

                                 (763) 559-6800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]  No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 1, 2000, there were 10,320,405 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


PART I.    Financial Information:                                                                Page

           Item 1.     Condensed Consolidated Balance Sheets as of
                       September 30, 2000 and  June 30, 2000                                       3

                       Condensed Consolidated Statements of Operations
                       for the Three Month periods ended
                       September 30, 2000 and 1999                                                 4

                       Condensed Consolidated Statements of Cash Flows
                       for the Three Month Periods Ended
                       September 30, 2000 and 1999                                                 5

                       Notes to Condensed Consolidated Financial Statements                        6

           Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                        10

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk                 13

PART II.               Other Information:

           Item 1.     Legal Proceedings                                                          13

           Item 6.     Exhibits and Reports on Form 8-K                                           13


                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                          September 30,               June 30,
                                                                               2000                     2000
                                                                        -------------------       -----------------
                                ASSETS

Current Assets:
  Cash and cash equivalents                                                    $     1,177              $    2,475
  Accounts receivable, net                                                          11,442                  11,432
  Inventories                                                                        3,403                   3,221
  Royalty and other advances                                                           563                     349
  Prepaid expenses and other                                                         1,152                   1,412
                                                                        -------------------       -----------------
     Total Current Assets                                                           17,737                  18,889
                                                                        -------------------       -----------------

Property and Equipment, net of
 accumulated depreciation and amortization of
 $3,200 and $3,703                                                                     814                     939
Other Assets                                                                         3,142                   3,371
                                                                        -------------------       -----------------
                                                                               $    21,693              $   23,199
                                                                        ===================       =================


                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
  Current portion of notes payable                                             $     2,410              $    1,924
  Note payable to affiliate                                                          1,945                   1,945
  Accounts payable                                                                   6,573                   5,944
  Accrued royalties                                                                 12,014                  11,649
  Reserve for returns                                                                5,218                   5,069
  Other current liabilities                                                          4,332                   5,265
                                                                        -------------------       -----------------
     Total Current Liabilities                                                      32,492                  31,796
                                                                        -------------------       -----------------

Long Term Debt                                                                       4,000                   4,000

Shareholders' Deficit:
  Common stock                                                                         103                     103
  Additional Paid-In Capital                                                        20,213                  20,213
  Accumulated Deficit                                                              (34,683)                (32,154)
  Cumulative translation adjustment                                                   (432)                  ( 759)
                                                                        -------------------       -----------------
     Total Shareholders' Deficit                                                   (14,799)                (12,597)
                                                                        -------------------       -----------------

                                                                               $    21,693              $   23,199
                                                                        ===================       =================


                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                            ---------------------------------------
                                                                                    2000                1999
NET SALES                                                                        $     9,325            $   18,097

COSTS AND EXPENSES:
  Cost of goods sold                                                                   5,602                 9,512
  Advertising                                                                          1,534                 3,410
  Selling, general & administrative                                                    4,014                 5,884
                                                                            -----------------      ----------------
     Total Costs and Expenses                                                         11,150                18,806
                                                                            -----------------      ----------------


OPERATING LOSS                                                                        (1,825)                 (709)
                                                                            -----------------      ----------------
OTHER INCOME (EXPENSE):
  Interest income                                                                         --                    41
  Interest expense                                                                      (216)                 (189)
  Foreign currency transaction gain                                                     (483)                  203
  Other expense                                                                           --                  (600)
  Gain on sale of subsidiary                                                              --                 4,341
                                                                            -----------------      ----------------

     Total Other  Income (Expense)                                                      (699)                3,796
                                                                            -----------------      ----------------

INCOME (LOSS) BEFORE  INCOME TAX                                                      (2,524)                3,087

INCOME TAX EXPENSE                                                                        (6)                 (207)
                                                                            -----------------      ----------------

NET INCOME  (LOSS)                                                               $    (2,530)            $   2,880
                                                                            =================      ===============

INCOME (LOSS) PER SHARE:
  BASIC                                                                          $      (.25)            $     .30
  DILUTED                                                                        $      (.25)            $     .29

SHARES USED IN THE CALCULATION OF
INCOME (LOSS) PER SHARE:
  BASIC                                                                               10,320                 9,775
  DILUTED                                                                             10,320                 9,780

OTHER COMPRESHENSIVE INCOME (LOSS)
  Net income (loss)                                                              $    (2,530)            $   2,880
  Foreign currency gain                                                                  327                    26
                                                                            -----------------      ----------------
OTHER COMPRESHENSIVE INCOME (LOSS):                                              $    (2,203)            $   2,906
                                                                            =================      ===============

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                2000              1999
                                                                           ----------------   --------------
Cash Flows From Operating Activities:
  Net income (loss)                                                             $(2,530)        $ 2,880
  Adjustments to reconcile net income (loss) to cash
    used for operating activities:
     Depreciation and amortization                                                  291             415
     Gain on sale of subsidiary                                                      --          (4,341)
     Changes in current operating items:
      Accounts receivable                                                          (145)         (2,894)
      Inventories                                                                  (222)           (857)
      Royalty and other advances                                                   (227)           (411)
      Prepaid expenses and other                                                    228            (435)
      Accounts payable and other                                                    (81)          3,197
      Accrued royalties                                                             387           1,519
      Reserve for returns                                                           177             297
      Income taxes, net                                                              --             200
                                                                                -------         -------
       Cash used for operating activities                                        (2,122)           (430)
                                                                                -------         -------

Cash flows from investing activities:
  Gain on sale of subsidiary                                                         --           4,341
  Property and equipment purchases                                                   (8)            (51)
  Proceeds from sale of property and equipment                                       49              --
  Music catalog additions                                                           (43)            (84)
  Other                                                                              --             (16)
                                                                                -------         -------
   Cash provided by (used for) investing activities                                  (2)          4,190
                                                                                -------         -------

Cash flows from financing activities:
  Borrowings on line of credit, net                                                 486           1,248
  Repurchase of shares issued in private placement                                   --          (4,000)
                                                                                -------         -------
    Cash provided by (used for)  financing activities                               486          (2,752)
                                                                                -------         -------

Effect of exchange rates on cash                                                    340            (160)
                                                                                -------         -------

Net increase (decrease) in cash and cash equivalents                             (1,298)            848

Cash and cash equivalents at beginning of year                                    2,475           6,782
                                                                                -------         -------

Cash and cash equivalents at period end                                         $ 1,177         $ 7,630
                                                                                =======         =======

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BUSINESS AND LIQUIDITY

          K-tel International, Inc. (the "Company", "K-tel", or the "Registrant") was incorporated in 1968. Its corporate offices are located in Minneapolis, Minnesota. K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience in the United States and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. The Company also markets through an Internet e-commerce site, K-tel.com (www.ktel.com), which features a wide spectrum of music products. K-tel.com offers on-line shoppers the convenience and access to a substantial number of music items at value prices.

          The Company experienced negative cash flow of $2,122,000 from operations in the three months ended September 30, 2000. These cash requirements were satisfied principally from borrowings under its credit facilities. As discussed in notes 4 and 5 below, the Company has outstanding revolving credit agreements with Foothill Capital Corporation ("Foothill") and K-5 Leisure Products, Inc. ("K-5"). As of September 30, 2000, the Company had $104,000 available for borrowings under its Foothill credit facility and approximately $6 million of unused availability under its credit line with K-5. The Company's ability to continue operations in the near term is dependent on its continued ability to borrow under its credit facilities.

2.        BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2000 has been derived from audited financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

3.        COMPUTATION OF NET INCOME (LOSS) PER SHARE

          The earnings per share calculation for the three months ended September 30, 2000 do not give effect to common stock equivalents as they would be anti-dilutive. The earnings per share calculation for the three months ended September 30, 1999 included 5,000 dilutive common stock equivalents. Options to purchase 2,804,488 and 1,300,288 shares of common stock, with weighted average exercise prices of $6.36 and $8.13, were outstanding for the three month periods ended September 30, 2000 and 1999 and were excluded from the computation of common share equivalents for the periods as they were anti-dilutive.

4.       NOTES PAYABLE

         Notes payable consist of the following:

                                                                     September 30,            June 30,
                                                                         2000                   1999
                                                                   -----------------       ---------------
         Term Loan                                                 $     4,000,000       $     4,000,000
         Revolving Line of Credit                                        2,410,000             1,924,000
                                                                     ---------------      --------------
                                                                         6,410,000             5,924,000
         Less Current Portion                                            2,410,000             1,194,000
                                                                   ---------------       ---------------
         Long Term Portion                                         $     4,000,000       $     4,000,000
                                                                   ===============       ===============

          K-tel has a $10,000,000 credit facility with Foothill, consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables, that expires on November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution plus one percent (10.5% at September 30, 2000) and are secured by the assets of certain of the Company's United States subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its United States subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of September 30, 2000, $4,000,000 was outstanding under the term loan, $2,410,000 was outstanding under the line of credit and the maximum additional available under the borrowing limitations was $104,000. At September 30, 2000, K-tel was in compliance with all covenants, limitations and restrictions of the credit agreement except for the minimum shareholders' equity covenant.

5.        NOTES PAYABLE TO AFFILIATE

          On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement, K-5 agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 agreed not to declare a default prior to July 1, 2001 in the event that the Company did not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right in its discretion to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of September 30, 2000 and June 30, 2000, K-tel had an outstanding balance of $1,945,000 to K-5.

6.        NON-RECURRING INCOME/EXPENSE

          The Company incurred a foreign currency transaction loss of $483,000 in the quarter ended September 30, 2000, which was primarily the result of fluctuations in the pound sterling in connection with the Company's United Kingdom operations. The Company had two significant components of non-operating income and expense in the quarter ended September 30, 1999. The Company recognized a net gain of $4,341,000 on the sale of K-tel International (Finland) Oy and incurred an expense of $600,000 in connection with the settlement of a private equity placement in August 1999.

7.        COMMITMENTS AND CONTINGENCIES

          In 1999 K-tel and its chairman were named in a lawsuit by Creative Products, Inc. ("CPN") brought in the Superior Court of the State of California. The suit, which arises out of a distribution relationship between K-tel and CPN related to the SmartGym-TM- product, alleges breach of contract, fraud and unfair competition. K-tel believes that the amount of the claim is uncertain and speculative, has denied all claims, and has filed a counterclaim against CPN. The company is unable to predict the outcome of this litigation, but intends to vigorously defend the claims and pursue its own claims against CPN.

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

8.        SEGMENT INFORMATION

          The Company markets and distributes entertainment and consumer products internationally. K-tel's businesses are organized, managed and internally reported as four segments: retail music sales, music licensing, direct response consumer sales and e-commerce. These segments are based on differences in products, customer type and sales and distribution methods. The Company has curtailed or discontinued the operations of its video and third party media buying businesses, and these are collectively shown in the Other column. The amounts in the sales elimination column represent intercompany sales by the licensing segment to other segments.

          The retail music segment consists primarily of the sales of pre-recorded music both from the Company's music master catalog and under licenses obtained from other record companies, as well as pre-recorded music developed by other companies who desire to use K-tel for sales and distribution of their music products. The Company sells compact discs, DVD's and cassettes directly to retailers, wholesalers and rack service distributors that stock and manage inventory within music departments for retail stores.

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

          The Company licenses its master music catalog, consisting of original recordings and re-recordings of music from the 1950's through today. The Company also licenses the rights to master recordings to third parties world-wide, for use in albums, films, television programs and commercials, for either a flat fee or a royalty based on the number of units sold.

          The Company's e-commerce business, K-tel.com, enables customers to choose from brand-name recordings as well as K-tel compilations. K-tel.com also gives customers the opportunity to create their own custom CD compilations from its master music catalog.

          Operating profits or losses of these segments include an allocation of general corporate expenses.


BUSINESS SEGMENT
INFORMATION                              Consumer                                        Corporate/        Total
(in thousands)               Music       Products     Licensing    Internet    Other     Elimination      Company
--------------------------------------------------------------------------------------------------------------------
  Three Months Ended
  September 30,
  ------------------
  Net Sales       2000     $   5,441     $   3,158    $    810     $    103   $     --   $    (187)     $  9,325
                  1999     $   9,900     $   7,398    $    810     $    242   $     17   $    (270)     $ 18,097

  Operating       2000     $    (783)    $    (794)   $     97     $   (270)  $    (75)         --      $ (1,825)
  Income (Loss)   1999     $     170     $    (490)   $    123     $   (432)  $    (80)         --      $   (709)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

K-tel markets and distributes entertainment and consumer products internationally. With more than 35 years of marketing experience in the United States and Europe, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets its music entertainment products through an Internet e-commerce site, K-tel.com (WWW.KTEL.COM).

A.  RESULTS OF OPERATIONS

The following sections discuss the results of operations by business segment. General corporate expenses of $355,000 for the three months ended September 30, 2000, and $388,000 for the three months ended September 30, 1999 has been allocated to the segments.

THE THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the three months ended September 30, 2000 were $9,325,000, a decline of 48.5% from $18,097,000 for the three months ended September 30, 1999. This sales decline can be attributed to the closing of the Company's German subsidiary effective June 30, 2000 as well as a decline in sales in the music segment. Sales of the German subsidiary were $4,270,000 in the three months ended September 30, 1999.

Net loss for the three months ended September 30, 2000 was $2,530,000, or $.25 per share, compared to net income of $2,880,000, or $0.30 per share, in the three months ended September 30, 1999. For the three months ended September 30, 2000 the Company incurred an operating loss of $1,825,000 compared to an operating loss in the three months ended September 30, 1999 of $709,000. The net loss for the three months ended September 30, 2000 included a $483,000 foreign currency transaction loss, due to fluctuations in the pound sterling in connection with the Company's United Kingdom subsidiary. The Company had two significant components of non-recurring income and expense in the quarter ended September 30, 1999 included in net income. The Company recognized a gain of $4,341,000 (note 6) on the sale of K-tel Finland and incurred an expense of $600,000 in connection the settlement of a private equity placement in August 1999.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $5,441,000 in the three months ended September 30, 2000 compared to $9,900,000 in the three months ended September 30, 1999. Domestic music sales decreased $4,164,000, and European music sales declined $295,000. The domestic music business, comprised primarily of sales of music compilations produced by K-tel and sales and distribution of other record labels through its KTD division, declined as the Company experienced a higher rate of product returns from distributors and began a more intensive profitability review of its new business, resulting in fewer new products being released.

Cost of goods sold in the music segment increased to 78.8% of sales in the three months ended September 30, 2000 compared to 69.3% of sales in the three months ended September 30, 1999. The KTD business, which represented about 36% of sales in the three months ended September 30, 2000 compared to 32% of sales in the three months ended September 30, 1999, generally has a cost of goods sold of around 80%, resulting in a higher cost of goods sold for the segment. Offsetting the high cost of goods sold in the KTD business is the fact that the record labels pay for all of the advertising and promotion, so K-tel does not bear these expenses. In addition the Company experienced a higher product return rate in the three months ended September 30, 2000 as compared to the same period in 1999 which had an unfavorable impact on overall cost of goods sold. Advertising expense, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased $432,000 and was approximately 2.3% of revenues in the three months ended September 30, 2000 compared to 5.6% for the three months ended September 30, 1999. This spending decrease was the result of eliminating most TV advertising, which was deemed ineffective and better utilization of promotional spending. Also the higher percentage of total revenue from KTD that has no advertising expenses lowered the advertising expense percentage of revenues. Selling, general and administrative expenses decreased $500,000 or 22% to $1,812,000 in the three months ended September 30, 2000 compared to $2,312,000 in the three months ended September 30, 1999. The primary reasons for the decrease include savings related to headcount reductions, elimination of certain outside consulting services, and general overall spending level reductions. As a result of the above items, the music segment incurred an operating loss of $783,000 in the three months ended September 30, 2000 compared to an operating profit of $170,000 in the three months ended September 30, 1999.

LICENSING

Licensing revenues were $810,000 in both the three months ended September 30, 2000 and 1999. Included In the segment revenue in the three months ended September 30, 2000 and September 30, 1999 were approximately $187,000 and $270,000 of inter-company revenues, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $97,000 in the three months ended September 30, 2000 and $123,000 in the three months ended September 30, 1999.

CONSUMER PRODUCTS

Sales of consumer products, which are primarily sold via infomercials in Europe, were $3,158,000 in the three months ended September 30, 2000 as compared to $7,398,000 for the three months ended September 30, 1999. The lower sales were primarily the result of the closing of the Company's German subsidiary, Dominion Vertriebs GmbH, effective June 30, 2000. Sales of the German subsidiary were $4,270,000 for the three months ended September 30, 1999 with an operating loss of $141,000. Revenues in this segment are seasonal with this quarter generally being the lowest revenue quarter in the year. Cost of goods sold, as a percentage of sales, increased to 37.4% in the three months ended September 30, 2000 compared to 33.2% in the three months ended September 30, 1999 due to product mix. Advertising expenditures were $1,341,000 (42.5% of revenue) in the three months ended September 30, 2000 compared to $2,763,000 (37.4% of revenues) in the three months ended September 30, 1999. Selling, general and administrative expenses were $1,428,000 in the three months ended September 30, 2000 compared to $2,671,000 in the three months ended September 30, 1999. The decrease in selling, general and administrative expenses and advertising are also primarily attributable to the close down of the Company's German subsidiary. As a result, the consumer products segment incurred an operating loss of $794,000 in the three months ended September 30, 2000 compared to an operating loss of $490,000 in the three months ended September 30, 1999.

E-COMMERCE

K-tel operates its Internet service, K-tel.com (WWW.KTEL.COM), featuring a wide spectrum of music products for purchase by the public. K-tel also operated a German language Internet service (WWW.KTEL.DE) from March 1999 until June 2000, at which time the site became inactive. Revenues for the combined e-commerce segment for the three months ended September 30, 2000 were $103,000 compared to $242,000 for the three months ended September 30, 1999. The cost of goods sold in the three months ended September 30, 2000 was approximately 73.8 % of revenues compared to 65.2% in 1999. In the three months ended September 30, 2000, advertising was $69,000 compared to $92,000 in 1999. Selling, general and administrative expenses were $228,000 for the three months ended September 30, 2000 compared to $424,000 in 1999 resulting in operating losses of $270,000 and $432,000 for the three months ended September 30, 2000 and 1999, respectively.

OTHER

The other segment of the business is comprised of the third-party media buying segment and a video business, both of which have been curtailed or discontinued. There were no revenues from these businesses for the three months ended September 30, 2000 compared to $17,000 for the three months ended September 30, 1999. Operating losses for these businesses were $75,000 and $81,000 for the three months ended September 30, 2000 and 1999, respectively.

B. LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, K-tel had $1,177,000 in cash and cash equivalents, a decrease of $1,298,000 from the balance at June 30, 2000. During the three months ended September 30, 2000, K-tel experienced negative cash flow from operating activities of $2,122,000 and used $2,000 for investing activities. Financing activities provided $486,000 in cash through increased borrowings under the Company's line of credit with Foothill Capital Corporation ("Foothill") in the three months ended September 30, 2000.

K-tel has a $10,000,000 credit facility with Foothill, consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility, under which borrowings are limited to a percent of eligible receivables, that expires on November 20, 2001. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (10.5% at September 30, 2000) and are secured by the assets of certain United States subsidiaries, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its United States subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of September 30, 2000, $4,000,000 was outstanding under the term loan, $2,410,000 was outstanding under the revolving line of credit and the maximum additional available under the borrowing limitations was $104,000. At September 30, 2000 K-tel was in compliance with all covenants, limitations and restrictions under the credit agreement except for the minimum shareholders' equity covenant. Although the Company has been able to obtain waivers from covenant violations in the past, there can be no assurance such waivers will be able to be obtained of this non-compliance or any future covenant defaults.

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2001 in the event that the Company did not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right in its discretion to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of September 30, 2000, K-tel had an outstanding balance of $1,945,000 to K-5.

On August 3, 2000, the Company received notification from Nasdaq that its stock would be delisted at the opening of business on August 14, 2000. The Company appealed this initial decision and also applied for listing on the Nasdaq SmallCap Market. A hearing was conducted by a panel authorized by Nasdaq's Board of Directors on September 21, 2000. On September 26, 2000 the Company was notified by the Nasdaq Stock Market Inc. that its Common Stock had been delisted from the Nasdaq National Market, effective with the open of business September 27, 2000, and that its application for listing on the Nasdaq SmallCap Market was denied. Delisting of the Company's Common Stock from Nasdaq could have a material adverse effect on the market price of, and the efficiency of the trading market for the Company's Common Stock. The Company's Common Stock is traded on the Over-the-Counter Bulletin Board ("OTCBB"). The OTCBB is a controlled quotation service that offers real-time quote, last sale prices and volume information in over-the-counter equities.

K-tel has primarily funded its operations to date through internally generated capital, secured lender financing, proceeds from stock option exercises and loans from K-5. The Company's ability to continue operations in the near term is dependent on improving operating results in fiscal 2001 as well as utilizing its existing lines of credit with Foothill and K-5. Although K-tel's credit lines with its two lenders are sufficient to meet its needs at this time, there can be no assurance that they will be adequate or available in the future or that K-tel will be able to obtain additional financing upon favorable terms when required.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

Information in this Form 10-Q of a non-historical nature relates to future events and results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. The use of terminology such as "believe," "may," "will," "expect," "anticipate," "estimate," "should," "continue," other variations thereof or comparable terminology may identify such forward-looking statements. Actual results and performance may differ materially from expressed forward looking statements because of certain risks and uncertainties, including but not limited to, changes in political and economic conditions; demand for and market acceptance of new and existing products; the impact from competition for Internet content, merchandise and recorded music; dependence on strategic alliance partners, suppliers and distributors; market acceptance of the Internet for commerce and as a medium for advertising; technological changes and difficulties; availability of financing and other risks discussed in the Company's 10-K report for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, except as required by law in the normal course of its public disclosure practices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the first quarter ended September 30, 2000. For additional information, refer to page 13 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000.

PART II

ITEM 1.  LEGAL PRODCEEDINGS

There have been no material changes in the Company's commitments and contingencies during the three months ended September 30, 2000 except as detailed in the paragraph below. For additional information , refer to footnote 8 of the Company's consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended June 30, 2000.

In 1999 K-tel and its chairman were named in a lawsuit by Creative Products, Inc. ("CPN") brought in the Superior Court of the State of California. The suit, which arises out of a distribution relationship between K-tel and CPN related to the SmartGym-TM- product, alleges breach of contract, fraud and unfair competition. K-tel believes that the amount of the claim is uncertain and speculative, has denied all claims, and has filed a counterclaim against CPN. The company is unable to predict the outcome of this litigation, but intends to vigorously defend the claims and pursue its own claims against CPN.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has a $10.0 million credit facility with Foothill Capital Corporation, consisting of a $4.0 million term loan due in full on November 20, 2001, and a $6.0 million revolving facility, under which borrowings are limited to a percent of eligible receivables, that expires on November 20, 2001. Under the terms of the credit facility, the Company was obligated to maintain a shareholders equity of at least $4.0 million as of the fiscal quarter ended September 30, 2000. As of such date, the Company failed to meet such shareholders equity requirement, having a deficit shareholders equity of approximately $14.8 million. Such default was not cured as of the date of this 10-Q Report. The Company is not in default in the payment of principal, interest or a sinking or purchase fund installment due Foothill as of the date of this Report. The Company has entered into negotiations with Foothill relating to the credit facility and its default under the shareholders equity covenant. There can be no assurance, however, that the Company will be successful in negotiating terms which remove or waive the default, or which will enable it to extend or continue its relationship with Foothill, which has the right to declare a default and exercise its rights and remedies under its agreements with the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBIT INDEX

         27. Financial Data Schedule

     (b) REPORTS ON FORM 8-K

         During the quarter ended September 30, 2000, one current report on Form 8-K was filed:

         September 26, 2000 - Regarding the delisting of the Company's common stock from the Nasdaq National Market.

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

                                K-TEL INTERNATIONAL, INC.
                                --------------------------------------------
                                REGISTRANT

Dated:  November 14, 2000       /s/ KEN P. ONSTAD
                                --------------------------------------------
                                KEN P. ONSTAD
                                PRESIDENT


Dated:  November 14, 2000       /s/ A. MERRILL AYERS
                                --------------------------------------------
                                A. MERRILL AYERS
                                VICE PRESIDENT AND
                                CHIEF FINANCIAL OFFICER
                                (principal accounting officer)