Form 10-Q
period 2000-12-31
K TEL INTERNATIONAL INC
filed 2001-02-14
CIK 54193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December  31, 2000

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

5555  PIONEER CREEK DRIVE  MAPLE PLAIN, MINNESOTA                  55359
 (Address of principal executive offices)                        (Zip Code)

                                 (763) 479-8170
              (Registrant's telephone number, including area code)

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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practical date. As of February 1, 2001, there were 10,320,405 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                 FORM 10-Q

                  FOR THE QUARTER ENDED DECEMBER 31, 2000
                                   INDEX

PART I. Financial Information:                                             Page
        Item 1.  Condensed Consolidated Balance Sheets as of
                 December 31, 2000 and   June 30, 2000                       3

                 Condensed Consolidated Statements of Operations
                 for the Three and Six Month Periods Ended
                 December 31, 2000 and 1999                                  4

                 Condensed Consolidated Statements of Cash Flows
                 for the Six Month  Periods Ended
                 December 31, 2000 and 1999                                  5

                 Notes to Consolidated Financial Statements                  6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk  14


PART II.         Other Information:


        Item 1.  Legal Proceedings                                           15

        Item 3.  Default Upon Senior Securities                              16

        Item 6.  Exhibits and Reports on Form 8-K                            16

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2000
                                 (IN THOUSANDS)

                                                                                    December 31,                    June 30,
                                                                                        2000                          2000
                                                                                ----------------------         -------------------
                                                                                     (UNAUDITED)
                                      ASSETS
Current Assets:
  Cash and equivalents                                                                      $      66                    $    789
  Accounts receivable, net                                                                      7,799                       8,765
  Inventories                                                                                   2,386                       2,717
  Royalty and other advances                                                                      454                         349
  Prepaid expenses and other                                                                      493                         270
  Net assets of discontinued operations                                                           ---                       3,076
                                                                                ----------------------         -------------------
     Total Current Assets                                                                      11,198                      15,966
                                                                                ----------------------         -------------------
Property and Equipment, net of
 Accumulated depreciation and amortization of
 $2,990 and $3,393                                                                                640                         808
Other Assets                                                                                    1,806                       1,986
                                                                                ----------------------         -------------------

                                                                                         $     13,644                  $   18,760
                                                                                ======================         ===================


                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long term debt                                                      $      5,170                  $    1,924
  Note payable to affiliate                                                                     3,038                       1,945
  Accounts payable                                                                              5,508                       4,709
  Accrued royalties                                                                            12,334                      11,625
  Reserve for returns                                                                           4,535                       4,623
  Other current liabilities                                                                     2,191                       2,531
  Net liabilities of discontinued operations                                                      544                         ---
                                                                                ----------------------         -------------------
     Total Current Liabilities                                                                 33,320                      27,357
                                                                                ----------------------         -------------------

Long Term Debt                                                                                    ---                       4,000

Shareholders' Equity:
  Common stock                                                                                    103                         103
  Additional Paid-In Capital                                                                   20,213                      20,213
  Accumulated Deficit                                                                        (39,515)                    (32,154)
  Cumulative translation adjustment                                                             (477)                      ( 759)
                                                                                ----------------------         -------------------
     Total Shareholders' Equity                                                              (19,676)                    (12,597)
                                                                                ----------------------         -------------------

                                                                                         $     13,644                   $   18,760
                                                                                ======================         ===================

See accompanying notes to condensed consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                                      Three Months Ended                   Six Months Ended
                                                                         December 31,                         December 31,
                                                             ------------------------------------  --------------------------------
                                                                   2000               1999               2000           1999
                                                             -----------------  -----------------  ----------------- ---------------
NET SALES                                                            $  5,001           $  8,345          $  11,300       $  19,319
                                                             -----------------  -----------------  ----------------- ---------------
COSTS AND EXPENSES:
  Cost of goods sold                                                    3,237              5,059              7,715          12,186
  Advertising                                                              93                572                287           1,241
  Selling, general & administrative                                     3,750              3,419              6,425           6,870
                                                             -----------------  -----------------  ----------------- ---------------

     Total Costs and Expenses                                           7,080              9,050             14,427          20,297
                                                             -----------------  -----------------  ----------------- ---------------

OPERATING  LOSS                                                       (2,079)              (705)            (3,127)           (978)

OTHER INCOME (EXPENSE):
  Interest income                                                         ---                 35                ---              71
  Interest expense                                                      (180)              (210)              (359)           (365)
  Foreign currency transaction gain (loss)                                262              (203)              (147)            (40)
  Other expense                                                           ---               (47)                ---           (647)
  Gain on sale of subsidiary                                              ---                ---                ---           4,341
                                                             -----------------  -----------------  ----------------- ---------------

     Total Other Income (Expense)                                          82              (425)              (506)           3,360
                                                             -----------------  -----------------  ----------------- ---------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                                        (1,997)            (1,130)            (3,633)           2,382

  INCOME TAXES                                                            (5)               (18)               (11)           (223)
                                                             -----------------  -----------------  ----------------- ---------------

INCOME  (LOSS) FROM CONTINUING
OPERATIONS                                                            (2,002)            (1,148)            (3,644)           2,159

LOSS FROM DISCONTINUED CONSUMER PRODUCTS GROUP                        (2,830)              (801)            (3,717)         (1,228)
                                                             -----------------  -----------------  ----------------- ---------------

NET INCOME  (LOSS)                                                  $ (4,832)         $  (1,949)         $  (7,361)        $    931
                                                             =================  =================  ================= ===============
INCOME (LOSS) PER SHARE
BASIC AND DILUTED
  CONTINUING OPERATIONS                                             $   (.19)         $    (.12)          $   (.35)       $     .22
  DISCONTINUED OPERATIONS                                               (.28)              (.08)              (.36)           (.12)
  NET INCOME (LOSS)                                                     (.47)              (.20)              (.71)             .10

SHARES USED IN THE CALCULATION OF
INCOME (LOSS) PER SHARE
  BASIC                                                                10,320              9,775             10,320           9,775
  DILUTED                                                              10,320              9,775             10,320           9,783

COMPREHENSIVE INCOME (LOSS)
  Net income (loss)                                                $  (4,832)         $  (1,949)         $  (7,361)        $    931
  Foreign currency gain (loss)                                           (45)               (41)                282            (15)
                                                             -----------------  -----------------  ----------------- ---------------
COMPREHENSIVE INCOME (LOSS)                                        $  (4,877)         $ (1,990))         $  (7,079)        $    916
                                                             =================  =================  ================= ===============

See accompanying notes to condensed consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                                                Six Months Ended
                                                                                                  December 31,
                                                                                    --------------------------------------
                                                                                           2000                1999
                                                                                    --------------------  ----------------
Cash Flows From Operating Activities:
Net income (loss)                                                                            $  (7,361)          $    931
  Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization                                                                  378               523
     Gain on sale of subsidiary                                                                     ---           (4,341)
     Discontinued operations                                                                      3,759             1,093
Changes in operating assets and liabilities:
      Accounts receivable                                                                           951           (1,986)
      Inventories                                                                                   326           (1,487)
      Royalty and other advances                                                                  (108)             (563)
      Prepaid expenses and other                                                                  (225)                41
      Accounts payable and other                                                                  1,601             1,337
      Accrued royalties                                                                             717             1,373
      Reserve for returns                                                                          (91)               102
      Income taxes, net                                                                            (20)               216
                                                                                    --------------------  ----------------
         Cash used in operating activities                                                         (73)           (2,761)
                                                                                    --------------------  ----------------
Investing Activities:
      Gain on sale of subsidiary                                                                    ---             4,341
      Property and equipment purchases                                                             (10)             (122)
      Music catalog additions                                                                      (41)             (202)
      Discontinued operations                                                                       ---              (54)
      Other                                                                                         ---              (66)
                                                                                    --------------------  ----------------
   Cash provided by (used in) investing activities                                                 (51)             3,897
                                                                                    --------------------  ----------------

Cash flows from financing activities:
      Borrowings on note payable, net                                                             (754)             1,327
      Repurchase of shares issued in private placement                                              ---           (4,000)
                                                                                    --------------------  ----------------
   Cash  used for financing activities                                                            (754)           (2,673)
                                                                                    --------------------  ----------------

Effect of exchange rates on cash                                                                    155              (47)
                                                                                    --------------------  ----------------

Net decrease in cash and cash equivalents                                                         (723)           (1,584)

Cash and cash equivalents at beginning of period                                                    789             4,164
                                                                                    --------------------  ----------------

Cash and cash equivalents at end of period                                                      $    66          $  2,580
                                                                                    ====================  ================

See accompanying notes to condensed consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.         BUSINESS AND LIQUIDITY

           K-tel International, Inc. (the "Company", "K-tel", or the "Registrant") markets and distributes entertainment products internationally. With more than 35 years of marketing experience in the United States and Europe, the Company has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music products through traditional retail and direct-response marketing channels. The Company also markets through an Internet e-commerce site, K-tel.com (www.ktel.com), which features K-tel music products. K-tel.com offers on-line shoppers the convenience and access to an extensive number of music items at value prices.

           The Company experienced negative cash flow of $73,000 from operations in the six months ended December 31, 2000, and had a working capital deficit of approximately $22 million. The Company's cash requirements were satisfied principally from borrowings under its credit facilities. As discussed in notes 4 and 5 below, the Company has outstanding revolving credit agreements with Foothill Capital Corporation ("Foothill") and K-5 Leisure Products, Inc. ("K-5"). As of December 31, 2000, the Company had $5,000 available for borrowings under its Foothill credit facility and approximately $5,000,000 of unused availability under its credit line with K-5. The Company's ability to continue operations in the short and long term is dependent on its continued ability to borrow under its credit facilities and the sufficiency of such borrowing capacity to meet its requirements.

2.         BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2000 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

           The Company's consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany and in the United Kingdom in June 2000 and November 2000, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. Net sales for the discontinued operations were $3,026,000 and $7,123,000 for the three months ended December 31, 2000 and 1999 and $3,362,000 and $8,059,000 for the six months ended December 31, 2000 and 1999.

3.         COMPUTATION OF INCOME (LOSS) PER SHARE

           The earnings per share calculation for the six months ended December 31, 2000 do not give effect to common stock equivalents as they would be anti-dilutive. The earnings per share calculation for the six months ended December 31, 1999 included 7,954 dilutive common stock equivalents. The loss per share calculation for the three months ended December 31, 2000 and 1999 do not give effect to common stock equivalents as they would be anti-dilutive. Options to purchase 2,603,723 and 1,324,889 shares of common stock, with weighted average exercise prices of $6.27 and $8.18, were outstanding for the six month periods ended December 31, 2000 and 1999 and were excluded from the computation of common share equivalents for the periods as they were anti-dilutive.

4.         LONG TERM DEBT

           Long term debt consist of the following:

                                                                                  December 31,                 June 30,
                                                                                      2000                       2000
                                                                                 ---------------           --------------
           Term Loan                                                             $     3,405,000           $    4,000,000
           Revolving Line of Credit                                                    1,765,000                1,924,000
                                                                                 ---------------           --------------
                                                                                       5,170,000                5,924,000
           Less Current Portion                                                        5,170,000                1,924,000
                                                                                 ---------------           --------------
           Long Term Portion                                                     $           ---           $    4,000,000
                                                                                 ===============           ==============

           K-tel has a $6,400,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $3,405,000 term loan due in full on April 30, 2001, and a $2,995,000 revolving facility, under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (13.5% at December 31, 2000) and are secured by the assets of certain Company subsidiaries in the U.S., including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of December 31, 2000, $3,405,000 was outstanding under the term loan, $1,765,000 was outstanding under the revolving line of credit and the maximum additional available under the borrowing limitations was $5,000. K-tel was in compliance with all covenants, limitations and restrictions of the credit agreement except for the minimum shareholders' equity covenant.

5.         NOTES PAYABLE TO AFFILIATE

           On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement, K-5 agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 agreed not to declare a default prior to July 1, 2001 in the event that the Company did not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right in its discretion to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of December 31, 2000 and as of June 30, 2000 K-tel had an outstanding balance of $3,038,000 and $1,945,000 to K-5.

6.         OTHER INCOME/EXPENSE

           The Company incurred a foreign currency transaction loss from continuing operations of $147,000 in the six months ended December 31, 2000, which was primarily the result of fluctuations in the pound sterling in connection with the Company's United Kingdom operations. The Company had two significant components of non-operating income and expense in the six month period ended December 31, 1999. The Company recognized a net gain of $4,341,000 on the sale of K-tel International (Finland) Oy and incurred an expense of $600,000 in connection with the settlement of a private equity placement that had been completed in August 1999.

7.         COMMITMENTS AND CONTINGENCIES

           CLASS ACTION LAWSUIT

           K-tel and certain of its current and former officers and directors are defendants in IN RE K-TEL INTERNATIONAL, INC. SECURITIES LITIGATION, No. 98-CV-2480. This action consolidates twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees and any other relief the Court deems just and proper. K-tel moved to move to dismiss the Complaint, and, on July 31, 2000, the U.S. District Court granted the Company's motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs' request to amend the complaint in order to refile the complaint in the future. An appeal of the decision by the plaintiffs is pending. K-tel has two insurance policies providing coverage of up to $20,000,000, which is subject to the insurers' reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.

           EARLY V. K-TEL INTERNATIONAL, INC.

           On January 11, 1999, the Company was named in a lawsuit entitled CHRISTOPHER EARLY VS. K-TEL INTERNATIONAL, INC., ET AL, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the Company brought against the Company by Mr. Early in 1997 was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.

           The Company filed a motion to dismiss the complaint on June 8, 2000, which is currently under consideration. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

           TRANS WORLD ENTERTAINMENT CORPORATION

           On November 17, 2000, K-tel brought suit against Trans World Entertainment Corporation ("Trans World") in the United States District Court of Minnesota. The Company alleges that Trans World purchased music product from the Company and failed to pay for it. The Company further alleges that Trans World made false statements to third parties with which the Company transacts business. The Company alleges breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract, tortious interference with prospective business relations, disparagement and conversion. The Company seeks damages in excess of $1,000,000, and intends to vigorously pursue its claims.

           CREATIVE PRODUCTS, INC.

           As reported in the Company's Form 10-K for the year ended June 30, 2000, K-tel and its chairman were named in a lawsuit by Creative Products, Inc. ("CPN") brought in the Superior Court of the State of California in 1999. The suit arose out of a distribution relationship between the Company and CPN related to the Smart Gym-TM- product. CPN alleged breach of contract, fraud and unfair competition. In December of 2000, the suit was dismissed pursuant to a settlement agreement between the parties. The settlements paid were within amounts previously accrued.

           RTL SHOPPING  S. A.

           The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing, Ltd., alleging that RTL9 ran a commercial for K-tel Marketing that translated language indicating that the product was "just like" or "as good as others" in English script to "better than" competing products in French, contrary to French law. RTL9 then sued K-tel Marketing pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL filed a suit against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. The action seeks an undetermined amount of in the approximate amount of 20 million French Francs, or approximately $2.8 million U. S. The litigation is at an early stage. The company is investigating the validity of the action and intends to vigorously contest the claims.

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

8.         SEGMENT INFORMATION

           The Company markets and distributes entertainment products internationally. K-tel's businesses are organized, managed and internally reported as three segments: retail music sales, music licensing, and other, which consist of direct response consumer sales and e-commerce. These segments are based on differences in products, customer type and sales and distribution methods. The Company has curtailed or discontinued the operations of its video and third party media buying businesses. They are included in the other column below. Consumer product operations in the United Kingdom and Germany have been discontinued and are presented in the accompanying financial statements as discontinued operations. Consumer product operations other than Europe are shown in the other column below.

           The retail music segment consists primarily of the sales of pre-recorded music both from the Company's music master catalog and under licenses obtained from other record companies, as well as pre-recorded music developed by other companies who desire to use K-tel for sales and distribution of their music products. The Company sells compact discs and cassettes directly to retailers, wholesalers and rack service distributors' which stock and manage inventory within music departments for retail stores.

           The Company licenses the rights to its master music catalog, consisting of original recordings and re-recordings of music from the 1950's through today, to third parties world-wide for use in albums, films, television programs, and commercials, for either a flat fee or a royalty based on the number of units sold.

           Operating profits or losses of these segments include an allocation of general corporate expenses.

Certain financial information on the Company's continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION
                                                                       Corporate/       Total
                               Music       Licensing      Other       Elimination      Company
- ------------------------------------------------------------------------------------------------
(in thousands)
Six Months Ended
December 31,

Net Sales          2000       $  9,369     $   1,588    $     592    $       (249)   $    11,300
                   1999         17,323         1,622          903            (529)        19,319

Operating          2000       $(2,333)     $     323    $ (1,117)    $         ---   $   (3,127)
Income             1999          (389)           499      (1,088)              ---         (978)

Assets             2000       $ 11,278     $   1,445    $     571    $         350   $    13,644
                   1999         21,127         2,269        1,878            2,701        27,975


Three Months Ended
December 31,

Net Sales          2000       $  3,928     $     778    $     357    $        (62)   $     5,001
                   1999          7,423           812          369            (259)         8,345

Operating          2000       $(1,550)     $     226    $   (755)               --   $   (2,079)
Income             1999          (559)           375        (521)               --         (705)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

K-tel markets and distributes entertainment products internationally. With more than 35 years of marketing experience in the United States and Europe, K-tel has developed the resources, knowledgeable personnel, information systems, and distribution capabilities to market music and consumer products through traditional retail and direct-response marketing channels. K-tel also markets its music entertainment products through an Internet e-commerce site, K-tel.com (www.ktel.com).


THE SIX MONTHS ENDED DECEMBER 31, 2000 VERSUS THE SIX MONTHS ENDED DECEMBER 31, 1999

The following sections discuss the results of continuing operations by business segment. General corporate expenses of $1,850,000 for the six months ended December 31, 2000, and $734,000 for the six months ended December 31, 1999 have been allocated to the segments. The Company had two significant components of other income and expense for the six months ended December 31, 1999: the Company recognized a gain of $4,341,000 on the sale of K-tel Finland and incurred an expense of $600,000 in connection the settlement of a private equity placement in August 1999.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $9,369,000 in the six months ended December 31, 2000 compared to $17,323,000 in the six months ended December 31, 1999, a decline of 45.9%. Domestic music sales decreased $7,420,000 and European music sales declined $534,000. The domestic music business, comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels through K-tel Distribution ("KTD") declined as the Company experienced a higher rate of product returns from the distributors. K-tel has begun a more intensive profitability review of any new business, resulting in fewer but higher margin new products being released.

Cost of goods sold in the music segment increased to 77.1% of sales in the six months ended December 31, 2000 compared to 68.8% of sales in the six months ended December 31, 1999. The KTD business represented about 29% of sales in the six months ended December 31, 2000 compared to 34% of sales in the six months ended December 31, 1999. KTD generally has a cost of goods sold of about 80%, resulting in a higher cost of goods sold for the music segment. Offsetting the high cost of goods sold in the KTD business is the fact that the record labels pay for all of the advertising and promotion, so K-tel does not bear these expenses. Advertising expense, within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased $842,000 and was approximately 1.9% of sales in the six months ended December 31, 2000, compared to 5.9% for the six months ended December 31, 1999. This spending decrease was the result of eliminating most TV advertising, which was deemed ineffective and better utilization of promotional spending. Selling, general and administrative expenses decreased $480,000 or 10.0% to $4,300,000 in the six months ended December 31, 2000 compared to $4,780,000 in the six months ended December 31, 1999. The primary reasons for the decrease is related to general overall spending level reductions. As a result, the music segment incurred an operating loss of $2,333,000 in the six months ended December 31, 2000 compared to an operating loss of $389,000 in the six months ended December 31, 1999.

LICENSING

Licensing sales were $1,588,000 in the six months ended December 31, 2000 compared to $1,622,000 in the six months ended December 31, 1999. Included in the segment sales for the six months ended December 31, 2000 and the six months ended December 31, 1999 were approximately $249,000 and $529,000 of inter-company sales, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $323,000 in the six months ended December 31, 2000 versus $499,000 in the six months ended December 31, 1999.

OTHER

Consumer product sales in the United States were $256,000 in the six months ended December 31, 2000, a 49.6% decrease over the six months ended December 31, 1999 sales of $510,000. Cost of goods sold were $149,000 in the six months ended December 31, 2000, compared to $170,000 in the six months ended December 31, 1999. Advertising expenditures were $3,000 in the six months ended December 31, 2000 compared to $34,000 in the six months ended December 31, 1999. Selling, general and administrative expense was $505,000 in the six months ended December 31, 2000 compared to $414,000 in the six months ended December 31, 1999. Selling, general and administrative expenses in December 31, 2000 include expenses related to the Smart Gym-TM- (Creative Products) lawsuit. The consumer product activity in the United States incurred an operating loss of $401,000 in the six months ended December 31, 2000 compared to an operating loss of $108,000 in the six months ended December 31, 1999.

K-tel operates its Internet service, K-tel.com (www.ktel.com), featuring K-tel's own music and related products available for online purchase by retail consumers. Sales for the six months ended December 31, 2000 were $336,000 compared to $376,000 for the six months ended December 31, 1999. The cost of goods sold in the six months ended December 31, 2000 and 1999 was $227,000 and $214,000. In the six months ended December 31, 2000, selling general and administrative expenses were $470,000 compared to $744,000 resulting in operating losses of $471,000 and $773,000 for the six months ended December 31, 2000 and 1999, respectively. This increase is due to the allocation of general corporate overhead allocation.

DISCONTINUED OPERATIONS

The Company discontinued its consumer product operations in Germany and the United Kingdom in June 2000 and November 2000 respectively. Net sales for the discontinued operations were $3,362,000 and $8,059,000 for the six months ended December 31, 2000 and 1999. The loss for the discontinued operations for the six month period ending December 31, 2000 was $3,644,000 and for the six months ending December 31, 1999 the discontinued operations recorded income of $2,159,000. The Company believes that all foreseeable expenses for the closing of the discontinued operations have been adequately accrued for.

THE THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THE THREE MONTHS ENDED DECEMBER 31, 1999

The following sections discuss the results of continuing operations by business segment. General and corporate expenses of $1,495,000 and $347,000 for the three months ended December 31, 2000 and 1999 has been allocated to the segments.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $3,928,000 in the three months ended December 31, 2000 compared to $7,423,000 in the three months ended December 31, 1999 a decline of 47.1%. Domestic music sales decreased $3,256,000 or 50.1% and European music sales decreased $239,000 or 26.6%. Sales of KTD which sources other record labels for sales and distribution by K-tel decreased to $726,000 in the three months ended December 31, 2000 compared to $2,601,000 in the three months ended December 31, 1999.

Cost of goods sold in the music segment increased to 74.9% of sales in the three months ended December 31, 2000 compared to 68.1% of sales in the three months ended December 31, 1999. The KTD business represented about 18.5% of sales in the three months ended December 31, 2000 compared to 35% of sales in the three months ended December 31, 1999. This division generally has a cost of goods sold of about 80%, resulting in a higher cost of goods sold for the music segment. Offsetting the high cost of goods sold in the KTD business is the fact that the record labels pay for all of the advertising and promotion, so K-tel does not bear these expenses. Advertising expense, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased $411,000 and was approximately 1.3% of sales in the three months ended December 31, 2000 compared to 6.2% for the three months ended December 31, 1999. This spending decrease was the result of eliminating most TV advertising, which was deemed ineffective and better utilization of promotional spending. Selling, general and administrative expenses were $2,488,000 or 63.4% in the three months ended December 31, 2000 compared to $2,467,000 or 33.2% in the three months ended December 31, 1999. The primary reason for the increase in selling, general and administrative expense is the added legal expense in the general and corporate expenses for the three months ended December 31, 2000. As a result, the music segment incurred an operating loss of $1,550,000 in the three months ended December 31, 2000 compared to an operating loss of $559,000 in the three months ended December 31, 1999.

LICENSING

Licensing sales were $778,000 in the three months ended December 31, 2000 compared to $812,000 in the three months ended December 31, 1999. Included in the segment sales for the three months ended December 31, 2000 and the three months ended December 31, 1999 were approximately $62,000 and $259,000 of inter-company sales, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $226,000 in the three months ended December 31, 2000 versus $375,000 in the three months ended December 31, 1999.

OTHER

Sales of consumer products in the United States were $124,000 in the three months ended December 31, 2000, a 47.7% decrease over the three months ended December 31, 1999 sales of $235,000. Selling, general and administrative expense was $396,000 in the three months ended December 31, 2000 compared to $213,000 in the three months ended December 31, 1999. The primary reason for the increase in selling, general and administrative expense is the added legal expense in the general and corporate expenses for the three months ended December 31, 2000. Consumer product activity in the United States incurred an operating loss of $365,000 in the three months ended December 31, 2000 compared to an operating loss of $92,000 in the three months ended December 31, 1999.

Sales for the e-commerce segment for the three months ended December 31, were $233,000 compared to $134,000 for the three months ended December 31, 1999. The cost of goods sold in the three months ended December 31, 2000 was approximately
64.8 % of sales compared to 71.8% in 1999. In the three months ended December 31, 2000, selling general and administrative expenses were $242,000 compared to $320,000 resulting in operating losses of $201,000 and $341,000 for the three months ended December 31, 2000 and 1999, respectively.

DISCONTINUED OPERATIONS

The Company discontinued its consumer product operations in Germany and the United Kingdom in June 2000 and November 2000, respectively. Net sales for the discontinued operations were $3,026,000 and $7,123,000 for the three months ended December 31, 2000 and 1999. The loss for the discontinued operations for the three month periods ending December 31, 2000 and December 31, 1999 was $2,202,000 and $1,148,000. The Company believes that all foreseeable expenses for the closing of the discontinued operations have been adequately accrued for.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a $6,400,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of a $3,405,000 term loan due in full on April 30, 2001, and a $2,995,000 revolving facility, under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with the lending institution (13.5% at December 31, 2000) and are secured by the assets of certain Company subsidiaries in the U.S., including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of December 31, 2000, $3,405,000 was outstanding under the term loan, $1,765,000 was outstanding under the revolving line of credit and the maximum additional available under the borrowing limitations was $5,000. K-tel was in compliance with all covenants, limitations and restrictions of the credit agreement except for the minimum shareholders' equity covenant.

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement, K-5 has agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 has agreed not to declare a default prior to July 1, 2001 in the event that the Company does not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill have agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would have the right to pay Foothill and assume the secured creditor position of Foothill. Additionally, K-5 has indicated to K-tel that it would assume the secured creditor's position in the event that Foothill accelerated amounts due under the Foothill loan, and K-5 has sufficient financial resources to do so. As of December 31, 2000, K-tel had an outstanding balance of $3,038,000 to K-5.

As of December 31, 2000, K-tel had $66,000 in cash and equivalents, a decrease of $723,000 from the balance at June 30, 2000. During the six months ended December 31, 2000, K-tel experienced negative cash flow from operating activities of $73,000 and used $51,000 in investing activities. Financing activities used $754,000 in cash in the six months ended December 31, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company's market risk during the six months ended December 31, 2000. For additional information, refer to page 13 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000.

PART II


ITEM 1. LEGAL PROCEEDINGS

CLASS ACTION LAWSUIT

K-tel and certain of its current and former officers and directors are defendants in IN RE K-TEL INTERNATIONAL, INC. SECURITIES LITIGATION, No. 98-CV-2480. This action consolidates twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees and any other relief the Court deems just and proper. K-tel moved to move to dismiss the Complaint, and, on July 31, 2000, the U.S. District Court granted the Company's motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs' request to amend the complaint in order to refile the complaint in the future. An appeal of the decision by the plaintiffs is pending. K-tel has two insurance policies providing coverage of up to $20,000,000, which is subject to the insurers' reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.

EARLY V. K-TEL INTERNATIONAL, INC.

On January 11, 1999, the Company was named in a lawsuit entitled CHRISTOPHER EARLY VS. K-TEL INTERNATIONAL, INC., ET al, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the Company brought against the Company by Mr. Early in 1997 was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.

The Company filed a motion to dismiss the complaint on June 8, 2000, which is currently under consideration. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

TRANS WORLD ENTERTAINMENT CORPORATION

On November 17, 2000, K-tel brought suit against Trans World Entertainment Corporation ("Trans World") in the United States District Court of Minnesota. The Company alleges that Trans World purchased music product from the Company and failed to pay for it. The Company further alleges that Trans World made false statements to third parties with which the Company transacts business. The Company alleges breach of contract, breach of the duty of good faith and fair dealing, tortious interference with contract, tortious interference with prospective business relations, disparagement and conversion. The Company seeks damages in excess of $1,000,000, and intend to vigorously pursue its claims.

CREATIVE PRODUCTS, INC.

As reported in the Company's Form 10-K for the year ended June 30, 2000, K-tel and its chairman were named in a lawsuit by Creative Products, Inc. ("CPN") brought in the Superior Court of the State of California in 1999. The suit arose out of a distribution relationship between the Company and CPN related to the Smart Gym-TM- product. CPN alleged breach of contract, fraud and unfair competition. In December of 2000, the suit was dismissed pursuant to a settlement agreement between the parties. The settlement amounts paid were within the amounts previously accrued.

RTL9 SHOPPING S A

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing, Ltd., alleging that RTL9 ran a commercial for K-tel Marketing that translated language indicating that the product was "just like" or "as good as others" in English script to "better than" competing products in French, contrary to French law RTL9 then sued K-tel Marketing pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. The action seeks an undetermined amount of in the approximate amount of 20 million French Francs, or approximately $2.8 million U. S. The litigation is at an early stage. The company is investigating the validity of the action and intends to vigorously contest the claims.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has a $6,400,000 credit facility with Foothill Capital Corporation, consisting of a $3,405,000 term loan due in full on April 30, 2001, and a $2,995,000 revolving facility, under which borrowings are limited to a percent of eligible receivables, that expires on April 30, 2001. Under the terms of the credit facility, the Company was obligated to maintain a shareholders' equity of at least $4,000,000 as of the fiscal quarter ended December 31, 2000. As of such date, the Company failed to meet such shareholders' equity covenant, having a deficit shareholders' equity of approximately $19,600,000. Such default was not cured as of the date of this 10-Q Report. The Company is not in default in the payment of principal, interest or a sinking or purchase fund installment due Foothill as of the date of this Report. The Company has entered into negotiations with Foothill relating to the credit facility and its default under the shareholders' equity covenant. There can be no assurance, however, that the Company will be successful in negotiating terms which remove or waive the default, or which will enable it to extend or continue its relationship with Foothill, which has the right to declare a default and exercise its rights and remedies under its agreements with the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBIT INDEX

                  10.17 Forbearance Agreement with Foothill Capital Dated November 13, 2000

                  10.18 Amendment to Forbearance Agreement with Foothill Capital dated January 12, 2001

         (b)      REPORTS ON FORM 8-K

                  During the quarter ended December 31, 2000, one current report on Form 8-K was filed:

                  November 15, 2000 - Regarding the closing of the Company's
                                      United Kingdom consumer products
                                      subsidiary

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


                                      K-TEL INTERNATIONAL, INC.
                                      ---------------------------------------
                                      REGISTRANT






                                      /S/ PHILIP KIVES
                                      ---------------------------------------
                                      PHILP KIVES
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER




                                      /S/ DENNIS WARD
                                      ---------------------------------------
                                      DENNIS WARD
                                      CHIEF FINANCIAL OFFICER
                                      (principal accounting officer)