Form 10-Q
period 2001-03-31
K TEL INTERNATIONAL INC
filed 2001-05-21
CIK 54193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practical date. As of May 10, 2001, there were 13,653,738 shares of the registrant's common stock, par value $0.01 per share, outstanding.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX


                                                                                                Page
                                                                                                ----
PART I. Financial Information:

     Item 1. Condensed Consolidated Balance Sheets as of March 31, 2001 and June
             30, 2000                                                                             3

             Condensed Consolidated Statements of Operations for the Three and
             Nine Month Periods Ended March 31, 2001 and 2000                                     4

             Condensed Consolidated Statements of Cash Flows for the Nine
             Month Periods Ended March 31, 2001 and 2000                                          5

             Notes to Consolidated Financial Statements                                           6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                               12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                          16


PART II. Other Information:


     Item 1. Legal Proceedings                                                                   17

     Item 3. Default Upon Senior Securities                                                      18

     Item 6. Exhibits and Reports on Form 8-K                                                    19


                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITIED
                        MARCH 31, 2001 AND JUNE 30, 2000
                                 (IN THOUSANDS)


                                                               March 31,        June 30,
                                                                 2001             2000
                                                              ----------       ---------

                 ASSETS
Current Assets:
  Cash and equivalents                                         $     37       $    798
  Accounts receivable, net                                        1,066          8,659
  Inventories                                                       370          2,585
  Royalty and other advances                                        218            349
  Prepaid expenses and other                                        576            266
  Net assets of discontinued operations                            --            2,527
                                                               --------       --------
     Total Current Assets
                                                                  2,267         15,184
                                                               --------       --------

Property and Equipment, net of accumulated depreciation
  and amortization of  $1,143 and $3,290                            214            771

Owned catalog masters, net of accumulated amortization of
 $2,573 and $2,377                                                1,473          1,657
Other Assets                                                        184            329
                                                               --------       --------

                                                               $  4,138       $ 17,941
                                                               ========       ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long term debt                            $   --         $  1,924
  Loans payable to affiliate                                      7,882          1,945
  Accounts payable                                                  936          4,499
  Accrued royalties                                               2,688         11,016
  Reserve for returns                                                28          4,623
  Other current liabilities                                         184          2,531
  Net liabilities of discontinued operations                      1,383           --
                                                               --------       --------
     Total Current Liabilities                                   13,101         26,538
                                                               --------       --------


Long Term Debt                                                     --            4,000

Shareholders' Equity:
  Common stock                                                      136            103
  Additional Paid-In Capital                                     20,680         20,213
  Accumulated Deficit                                           (29,348)       (32,154)
  Cumulative translation adjustment                                (431)          (759)
                                                               --------       --------
     Total Shareholders' Equity                                  (8,963)       (12,597)
                                                               --------       --------

                                                               $  4,138       $ 17,941
                                                               ========       ========

     See accompanying notes to condensed consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                                Three Months Ended                       Nine Months Ended
                                                                      March 31,                               March 31,
                                                          -----------------------------------     ----------------------------------
                                                               2001                2000               2001                2000
                                                          ---------------     ---------------     --------------     ---------------
NET SALES                                                       $  5,174            $  5,412          $  16,225           $  24,522
                                                          ---------------     ---------------     --------------     ---------------
COSTS AND EXPENSES:
  Cost of goods sold                                               7,657               5,316             15,225              17,453
  Advertising                                                        246                 665                530               1,878
  Selling, general & administrative                                2,674               3,518              8,815              10,126
                                                          ---------------     ---------------     --------------     ---------------
     Total Costs and Expenses                                     10,577               9,499             24,570              29,457
                                                          ---------------     ---------------     --------------     ---------------
OPERATING  LOSS                                                   (5,403)             (4,087)            (8,345)             (4,935)
OTHER INCOME (EXPENSE):
  Interest income                                                    ---                   3                ---                   7
  Interest expense                                                  (214)               (176)              (574)               (541)
  Foreign currency transaction gain (loss)                            54                (183)               (48)               (254)
  Other expense                                                      ---                  (5)                ---               (652)
  Gain on sale of subsidiary                                         ---                 ---                ---               4,341
                                                          ---------------     ---------------     --------------     ---------------
     Total Other Income (Expense)                                   (160)               (361)              (622)              2,901
                                                          ---------------     ---------------     --------------     ---------------
LOSS FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES                                    (5,563)             (4,448)            (8,967)             (2,034)

INCOME TAXES                                                           1                  42                (10)               (177)
                                                          ---------------     ---------------     --------------     ---------------
LOSS FROM CONTINUING OPERATIONS                                   (5,562)             (4,406)            (8,977)             (2,211)

DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS                                   (131)             (1,167)            (4,077)             (2,432)
                                                          ---------------     ---------------     --------------     ---------------
LOSS BEFORE EXTRAORDINARY ITEM                                    (5,693)             (5,573)           (13,054)             (4,643)
EXTRAORDINARY ITEM:
  GAIN ON CHAPTER 7 LIQUIDATION                                   15,860                 ---             15,860                 ---
                                                          ---------------     ---------------     --------------     ---------------
NET INCOME  (LOSS)                                              $ 10,167           $  (5,573)         $   2,806          $   (4,643)
                                                          ===============     ===============     ==============     ===============
INCOME (LOSS) PER SHARE
BASIC AND DILUTED
  CONTINUING OPERATIONS                                         $   (.41)          $    (.44)         $    (.66)         $     (.22)
  DISCONTINUED OPERATIONS                                           (.01)               (.12)              (.30)               (.25)
  EXTRAORDINARY ITEM                                                1.16                 ---               1.16                 ---
                                                          ---------------     ---------------     --------------     ---------------
  NET INCOME (LOSS)                                                  .74                (.56)               .20                (.47)
                                                          ===============     ===============     ==============     ===============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND
DILUTED                                                           13,654               9,914             13,654               9,822

COMPREHENSIVE INCOME (LOSS)
  Net income (loss)                                            $  10,167          $   (5,573)         $   2,806          $   (4,643)
  Foreign currency gain (loss)                                        46                  12                328                  (3)
                                                          ---------------     ---------------     --------------     ---------------
COMPREHENSIVE INCOME (LOSS)                                    $  10,213          $   (5,561)         $   3,134          $   (4,646)
                                                          ===============     ===============     ==============     ===============

     See accompanying notes to condensed consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                 (IN THOUSANDS)

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                       -------------------------------
                                                                           2001                2000
                                                                       ----------           ----------
Cash Flows From Operating Activities:
Net income (loss)                                                       $  2,806             $ (4,643)
  Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization                                           464                  861
     Write down of long lived asset                                          240                 --
     Gain on sale of subsidiary                                             --                 (4,341)
     Gain on Chapter 7 liquidation                                       (15,860)                --
     Discontinued operations                                               4,006                1,223
Changes in operating assets and liabilities:
      Accounts receivable                                                  2,951                  498
      Inventories                                                          2,200                  692
      Royalty and other advances                                            (117)                (371)
      Prepaid expenses and other                                            (231)                 191
      Accounts payable and other                                            (228)              (1,773)
      Accrued royalties                                                      520                  699
      Reserve for returns                                                  1,776                  375
      Income taxes, net                                                      (14)                 167
                                                                        --------             --------
         Cash used in operating activities                                (1,487)              (6,422)
                                                                        --------             --------

Investing Activities:
      Proceeds from sale of subsidiary                                      --                  6,350
      Property and equipment purchases                                       (10)                (148)
      Music catalog additions                                                (41)                --
      Discontinued operations                                               --                    (60)
      Other                                                                 --                   (473)
                                                                        --------             --------
   Cash provided by (used in) investing activities                           (51)               5,669
                                                                        --------             --------

Cash flows from financing activities:
      Borrowings on note payable                                             513               20,203
      Payments on note payable                                              --                (20,849)
      Repurchase of shares issued in private placement                      --                 (4,000)
      Proceeds from exercise of stock options                               --                  3,106
                                                                        --------             --------
   Cash provided by (used in) financing activities                           513               (1,540)
                                                                        --------             --------

Effect of exchange rates on cash                                             264                   75
                                                                        --------             --------

Net decrease in cash and equivalents                                        (761)              (2,218)

Cash and equivalents at beginning of period                                  798                4,139
                                                                        --------             --------

Cash and equivalents at end of period                                   $     37             $  1,921
                                                                        ========             ========

     See accompanying notes to condensed consolidated financial statements.

                   K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BUSINESS AND LIQUIDITY

     K-tel International, Inc. (the "Company", "K-tel", or the "Registrant"), through its operating subsidiaries, licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels as well as through an internet e-commerce site, K-tel.com (www.ktel.com).

     The Company experienced negative cash flow of $1,487,000 from operations in the nine months ended March 31, 2001, and had a working capital deficit of approximately $10,834,000. The Company's cash requirements were satisfied principally from borrowings under its credit facilities. As discussed in notes 4 and 5 below, the Company has two outstanding revolving credit agreements with K-5 Leisure Products, Inc. ("K-5"). As of March 31, 2001, the Company had approximately $5,000,000 of unused availability under its K-5 facility (see Note 4). The Company's ability to continue operations in the short and long term is dependent on its continued ability to borrow under its credit facilities and the sufficiency of such borrowing capacity to meet its requirements.

     In March 2001, the Company's music distribution subsidiary in the United States, K-tel International (USA), Inc., ceased operations and filed for protection under Chapter 7 of the United States bankruptcy code. In connection with this filing, the assets and liabilities of this subsidiary have been removed from the books of the Company and the remaining net liability has been shown as a gain on Chapter 7 liquidation. During the past three fiscal years ended June 30, 2000, 1999, and 1998, this subsidiary had net sales of $23,426,000, $29,336,000 and $30,815,000 and sustained net losses of $10,242,000, $3,564,000 and $834,000, respectively. For the nine months ended March 31, 2001, it had sales of $11,948,000 and a net loss of $5,702,000. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2000 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2000.

     PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated unaudited financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION - The Company derives its revenue from several different sources: the sale of music compilations (predominately compact discs) either produced by the Company or distributed on behalf of other record labels and license revenue from the licensing of Company owned masters. Revenue from the music sales is recognized at the time of the sale to the customer, while license revenue is recognized when payment is received from customers, because prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of the sales and are reflected as a reduction in revenues.

     COST OF GOODS SOLD - The Company expenses all product manufacturing, distribution and royalty costs associated with the music sales as cost of goods sold. The Company also expenses royalties, commissions and amortization of its owned masters associated with its license revenue as cost of goods sold.

     SHIPPING AND HANDLING COSTS - The Company expenses all shipping and handling costs incurred in the shipment of goods within cost of goods sold. The Company records any charges billed to customers as a reduction in shipping costs charged to cost of goods sold. The implementation of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs", which will become effective April 1, 2001 for the Company, is not expected to have a material effect on the Company's financial statements but will result in a small reclassification of billed shipping costs to revenue.

     CASH AND EQUIVALENTS - Cash and equivalents consist principally of cash, and short-term, highly liquid investments with original maturities of less than ninety days.

     INVENTORIES - Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The cost of finished goods includes all direct product costs.

     OWNED CATALOG MASTERS - The Company capitalizes the costs to purchase owned masters at the time of acquisition. These costs are amortized over the estimated useful life of these masters, which is generally seven years and represents managements best estimate of the average period of value.

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

     SOFTWARE DEVELOPMENT COSTS - During the application and development stage of the software for K-tel On-line, payroll and other direct costs of materials and services incurred were capitalized. Such costs were being amortized on the straight-line basis over three years. However, the remaining costs were written down during the period.

     LONG LIVED-ASSETS - The Company evaluates its long-lived assets quarterly, or earlier if a triggering event occurs, to determine potential impairment of comparing the carrying value of those asset to the undiscounted future cash flows of the related assets. If an asset is determined to be impaired, it is written down to its estimated net realizable value. During the quarter ended March 31, 2001, the Company temporarily suspended its online business to relocate to the Company's offices in Minnesota and update the website to reflect the Company's continuing operations. The Company wrote down the assets of that business to reflect their estimated realizable value, resulting in a charge during the quarter of approximately $240,000.

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

     ADVERTISING - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response.

     DISCONTINUED OPERATIONS - The Company's consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. Net sales for the three months ended March 31, 2001 and 2000 were $19,000 and $7,473,000. Net sales for discontinued operations for the nine months ended March 31, 2001 and 2000 were $3,630,000 and $22,864,000.

     COMPUTATION OF EARNINGS PER SHARE - The earnings (loss) per share calculation for the nine month and three month periods ended March 31, 2001 and 2000 do not give effect to common stock equivalents as they would be anti-dilutive. Options to purchase 2,661,091 and 1,502,162 shares of common stock, with weighted average exercise prices of $6.13 and $7.75 for the nine month periods and options to purchase 2,429,898 and 1,855,430 with weighted average exercise prices of $5.81 and $7.31 for the three month periods ended March 31, 2001 and 2000 were excluded from the computation of common share equivalents for the respective periods as they were anti-dilutive.

3.   SALE OF SUBSIDIARY

     On September 10, 1999, the Company sold its subsidiary, K-tel International (Finland) OY to Edel Music AG of Hamburg, Germany, for $6,350,000 in cash. In connection with the sale, the Company sold its entire investment in the subsidiary, which had a net book value of $611,000, and paid commissions and fees related to the deal of $1,398,000, which resulted in recognition a gain of $4,341,000 on the sale. During fiscal 1999 and 1998, the subsidiary had net sales of $6,225,000 and $5,988,000 and income from operations of $169,000 and $428,000.

4.   LOANS PAYABLE TO AFFILIATE

     On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement (the K-5 facility), K-5 agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill Capital Corporation ("Foothill") and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 agreed not to declare a default prior to July 1, 2001 in the event that the Company did not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would had the right in its discretion to pay Foothill and assume the secured creditor position of Foothill. As of March 31, 2001 and June 30, 2000, K-tel had an outstanding balance of $3,845,000 and $1,945,000 under the K-5 facility.

     On February 27, 2001, K-tel International, Inc. entered into an Assignment and Acceptance Agreement pursuant to which Foothill assigned to K-5 all of Foothill's rights and obligations as the creditor under a Loan and Security Agreement dated November 19, 1997, between Foothill, K-tel International
     (USA), Inc., Dominion Entertainment, Inc., K-tel Consumer Products, Inc., K-tel TV, Inc. and K-tel Video, Inc. (the "Foothill Loan"). K-tel International, Inc. is a guarantor of the Foothill Loan. K-5 paid to Foothill an aggregate of $3,479,544.85 in consideration for assignment of the Foothill Loan, the Forebearance Agreement and other ancillary agreements, representing the principal amount of all outstanding obligations to Foothill under the Foothill Loan together with an accrued interest, fees and other payments owed to Foothill. Pursuant to the Assignment and Acceptance Agreement, K-tel International, Inc. and K-5 released and discharged Foothill from any obligations as the lender under the Foothill Loan. K-tel International, Inc. will continue to guarantee payments to be made to K-5 pursuant to the Foothill Loan.

     The assigned Foothill Loan provides for a $6,400,000 credit facility consisting of a $3,405,000 term loan due in full on April 30, 2001, and a $2,995,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with Foothill (13.5% at March 31, 2001) and are secured by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of March 31, 2001, $3,405,000 was outstanding under the term loan, $632,000 was outstanding under the revolving line of credit. K-tel was in default under the covenants, limitations and restrictions of the credit agreement.

     In a separate transaction pursuant to a voluntary Surrender Agreement entered into on March 12, 2001, between K-tel USA and K-5 and amended on March 17, 2001, K-tel USA voluntarily surrendered assets to K-5 which served as collateral pursuant to a Loan and Security Agreement in connection with the Foothill Loan. In consideration of the voluntary surrender of such assts, K-5 agreed to apply funds realized from the disposition of assets in accordance with the Uniform Commercial Code and to reduce the amount of indebtedness owed by K-tel USA to K-5 under a Credit Agreement entered into on September 27, 1999.

5.   LONG TERM DEBT

     Long term debt consists of the following:

                                                      March 31,            June 30,
                                                        2001                 2000
                                                 -----------------     ---------------
     Term Loan                                   $     3,405,000       $     4,000,000
     Revolving Line of Credit                          4,477,000             1,924,000
                                                 ---------------       ---------------
                                                       7,882,000             5,924,000
     Less Current Portion                              7,882,000             1,924,000
                                                 ---------------       ---------------
     Long Term Portion                           $           ---       $     4,000,000
                                                 ===============       ===============

6.   OTHER INCOME/EXPENSE

     The Company had two significant components of non-operating income and expense in the nine-month period ended March 31, 2000. The Company incurred an expense of $600,000 in connection with the settlement of a private equity placement that had been completed in August 1999. In September 1999, the Company recognized a gain of $4,431,000 from the sale of K-tel International (Finland) OY.

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

     EARLY V. K-TEL INTERNATIONAL, INC.

     On January 11, 1999, the Company was named in a lawsuit entitled CHRISTOPHER EARLY VS. K-TEL INTERNATIONAL, INC., ET AL, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the Company, brought against the Company by Mr. Early in 1997 was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.

     The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court ruled that the complaint was dismissed against the other manufacturers, distributors and nationwide retailers. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

     MIX CONNECTION MUTIMEDIA, INC. V. K-TEL INTERNATIONAL (USA), INC.

     On January 25, 2001, K-tel International (USA), Inc. was named in a lawsuit in Hennepin County, Minnesota district court which was brought by Mix Connection Multimedia, Inc. Mix Connection alleges that it sold product to K-tel (USA) and that K-tel (USA) failed to pay for the product. Mix Connection asserts claims of breach of contract and replevin and seeks damages in the amount of approximately $566,000. The action has been stayed as a result of K-tel (USA)'s Chapter 7 bankruptcy filing.

     RTL SHOPPING S. A.

     The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing, Ltd., alleging that RTL9 ran a commercial for K-tel Marketing that translated language indicating that the product was "just like" or "as good as others" in English script to "better than" competing products in French, contrary to French law. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL filed a suit in December 2000, against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million U. S. The Company believes that RTL9 has no basis for a complaint against the Company and has filed a motion to dismiss the complaint.

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

8. SEGMENT INFORMATION

     The Company markets and distributes entertainment products internationally. K-tel's businesses are organized, managed and internally reported as three segments: retail music sales, music licensing, and other, which consist primarily of e-commerce. These segments are based on differences in products, customer type and sales and distribution methods. The Company's consumer product operations have been discontinued and are presented in the accompanying financial statements as discontinued operations and are therefore not included in the segment information.

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

Certain financial information on the Company's continuing operating segments is as follows:


BUSINESS SEGMENT INFORMATION


                                                                                        Corporate/       Total
                                               Music        Licensing       Other      Elimination      Company
------------------------------------------------------------------------------------------------------------------
                                                  (in thousands)
NINE MONTHS ENDED MARCH 31,

Net Sales                          2001      $ 13,628       $  2,561      $    365       $   (329)      $ 16,225
                                   2000        21,504          2,982           966           (930)        24,522

Operating                          2001      $ (7,084)      $    666      $ (1,927)      $   --         $ (8,345)
Income (Loss)                      2000        (4,238)           884        (1,581)          --           (4,935)


Assets                             2001      $  2,062       $  1,400      $     44       $    632       $  4,138
                                   2000        16,688          1,941         1,234          1,884         21,747



THREE MONTHS ENDED MARCH 31,
                                                                                                        --------
Net Sales                          2001      $  4,259       $    973      $     22       $    (80)      $  5,174
                                   2000         4,181          1,360           272           (401)         5,412

Operating                          2001      $ (4,750)      $    342      $   (995)          --         $ (5,403)
Income (Loss)                      2000        (3,849)           385          (623)          --           (4,087)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

K-tel International, Inc. (the "Company", "K-tel", or the "Registrant"), through its operating subsidiaries, licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels as well as through an internet e-commerce site, K-tel.com (www.ktel.com).

THE NINE MONTHS ENDED MARCH 31, 2001 VERSUS THE NINE MONTHS ENDED MARCH 31, 2000

The following sections discuss the results of continuing operations by business segment. General corporate expenses of $1,850,000 and $1,152,000 for the nine months ended March 31, 2001 and 2000 have been allocated to the segments.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $13,628,000 in the nine months ended March 31, 2001 compared to $21,504,000 in the nine months ended March 31, 2000, a decline of 36.6%. Domestic music sales decreased $7,376,000 and European music sales declined $500,000. The domestic music business, comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels through K-tel Distribution ("KTD") declined as the Company experienced a higher rate of product returns from the distributors. K-tel has ceased the operations of its domestic music distribution subsidiary.

Cost of goods sold in the music segment increased to 107.1% of sales in the nine months ended March 31, 2001 compared to 79.3% of sales in the nine months ended March 31, 2000. The cost of goods sold in excess of net sales reflects the disposal of slow moving and obsolete stock at prices less than cost during the third quarter of the fiscal year. The KTD business represented about 19.9% of sales in the nine months ended March 31, 2001 compared to 31.8% of sales in the nine months ended March 31, 2000. KTD generally has a cost of goods sold of about 80%, resulting in a higher cost of goods sold for the music segment. Offsetting the high cost of goods sold in the KTD business is the fact that the record labels pay for all of the advertising and promotion, so K-tel does not bear these expenses. Advertising expense, within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased $1,178,000 to $420,000 and was approximately 3.1% of sales in the nine months ended March 31, 2001, compared to 7.4% for the nine months ended March 31, 2000. This spending decrease was the result of eliminating most TV advertising, which was deemed ineffective and better utilization of promotional spending. Selling, general and administrative expenses decreased $1,400,000 or 19.7% to $5,703,000 in the nine months ended March 31, 2001 compared to $7,103,000 in the nine months ended March 31, 2000. The primary reasons for the decrease is related to general overall spending level reductions. As a result, the music segment incurred an operating loss of $7,084,000 in the nine months ended March 31, 2001 compared to an operating loss of $4,238,000 in the nine months ended March 31, 2000.

In March 2001, the Company's music distribution subsidiary in the United States, K-tel International (USA), Inc., ceased operations and filed for protection under Chapter 7 of the United States bankruptcy code. In connection with this filing, the assets and liabilities of the subsidiary have been removed from the books of the Company and the remaining net liability has been shown as a gain on Chapter 7 liquidation. During the past three fiscal years ended June 30, 2000, 1999, and 1998, this subsidiary had net sales of $23,426,000, $29,336,000 and $30,815,000 and sustained net losses of $10,242,000, $3,564,000 and $834,000, respectively. For the nine months ended March 31, 2001, it had sales of $11,948,000 and a net loss of $5,702,000. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding.

LICENSING

Licensing sales were $2,561,000 in the nine months ended March 31, 2001 compared to $2,982,000 in the nine months ended March 31, 2000. Included in the segment sales for the nine months ended March 31, 2001 and the nine months ended March 31, 2000 were approximately $329,000 and $930,000 of inter-company sales, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $666,000 in the nine months ended March 31, 2001 versus $884,000 in the nine months ended March 31, 2000.

OTHER

K-tel operates its Internet service, K-tel.com (WWW.KTEL.COM), featuring K-tel's own music and related products available for online purchase by retail consumers. Sales for the nine months ended March 31, 2001 were $353,000 compared to $892,000 for the nine months ended March 31, 2000. The cost of goods sold in the nine months ended March 31, 2001 and 2000 was $235,000 and $430,000. In the nine months ended March 31, 2001, selling general and administrative expenses were $613,000 compared to $1,269,000 resulting in operating losses of $605,000 and $1,079,000 for the nine months ended March 31, 2001 and 2000, respectively. The decrease is due to a lower allocation of general corporate overhead.

DISCONTINUED OPERATIONS

The Company's consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. Net sales for the three months ended March 31, 2001 and 2000 were $19,000 and $7,473,000. Net sales for discontinued operations for the nine months ended March 31, 2001 and 2000 were $3,630,000 and $22,864,000.


THE THREE MONTHS ENDED MARCH 31, 2001 VERSUS THE THREE MONTHS ENDED MARCH 31,
2000

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

MUSIC

Sales in the music segment were $4,259,000 in the three months ended March 31, 2001 compared to $4,181,000 in the three months ended March 31, 2000 an increase of 1.9%. Domestic and European music sales were relatively flat between periods. Domestic sales in the three months ended March 31, 2001 include extensive sales of slow moving and obsolete inventory.

Cost of goods sold in the music segment increased to 172.8% of sales in the three months ended March 31, 2001 compared to 122.6% of sales in the three months ended March 31, 2000. The cost of goods sold in excess of net sales reflects the disposal of slow moving and obsolete stock at prices less than cost during the quarter. Advertising expense, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased $336,000 and was approximately 5.8% of sales in the three months ended March 31, 2001 compared to 13.9% for the three months ended March 31, 2000. This spending decrease was the result of reduced shipments to domestic music customers and a corresponding reduction in promotional spending. Selling, general and administrative expenses were $1,403,000 or 33.0% in the three months ended March 31, 2001 compared to $2,323,000 or 55.6% in the three months ended March 31, 2000. The primary reason for the decrease in selling, general and administrative expense is the significant reduction in staffing and other overhead costs implemented in the domestic music business to bring these costs more in line with reduced sales experienced over the previous year. As a result of the significant increase in cost of goods sold the music segment incurred an operating loss of $4,750,000 in the three months ended March 31, 2001 compared to an operating loss of $3,849,000 in the three months ended March 31, 2000.

LICENSING

Licensing sales were $973,000 in the three months ended March 31, 2001 compared to $1,360,000 in the three months ended March 31, 2000. Included in the segment sales for the three months ended March 31, 2001 and 2000 were approximately $80,000 and $401,000 of inter-company sales, respectively, which are eliminated in the accompanying consolidated financial statements. Operating income in the licensing segment was $342,000 in the three months ended March 31, 2001 versus $385,000 in the three months ended March 31, 2000.

OTHER

Sales for the e-commerce segment for the three months ended March 31, 2001 were $17,000 compared to $255,000 for the three months ended March 31, 2000. The cost of goods sold in the three months ended March 31, 2001 was approximately 47.1% of sales compared to 45.1% in 2000. In the three months ended March 31, 2001, selling general and administrative expenses were $383,000 compared to $443,000 resulting in operating losses of $374,000 and $384,000 for the three months ended March 31, 2001 and 2000, respectively. The Company temporarily suspended its e-commerce operations during the quarter in order to relocated to the Company's offices in Minnesota and update the website to reflect the ongoing operations after the bankruptcy filing of K-tel International (USA), Inc.

CHAPTER 7 LIQUIDATION

In March 2001, the Company's music distribution subsidiary in the United States, K-tel International (USA), Inc., ceased operations and filed for protection under Chapter 7 of the United States bankruptcy code. In connection with this filing, the assets and liabilities of the subsidiary have been removed from the books of the Company and the remaining net liability has been shown as a gain on Chapter 7 liquidation. During the past three fiscal years ended June 30, 2000, 1999, and 1998, this subsidiary had net sales of $23,426,000, $29,336,000 and $30,815,000 and sustained net losses of $10,242,000, $3,564,000 and $834,000, respectively. For the nine months ended March 31, 2001, it had sales of $11,948,000 and a net loss of $5,702,000. This subsidiary has not been presented as a discontinued operation as the Company continues to operate a music distribution business through it's subsidiary, K-tel Entertainment (UK), Ltd., in the United Kingdom.


Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing. However, based upon the outcome of the bankruptcy proceeding, the results of this estimate may change within the near term and could have a significant impact on the Company's future financial statements and results of operations.

DISCONTINUED OPERATIONS

The Company's consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. For the three months ended March 31, 2001 and 2000 sales were $19,000 and $7,471,000. There was an operating gain of $10,000 for the three months ended March 31, 2001 and an operating loss of $1,046,000 for the three month period ending March 31, 2000. The Company believes that it has adequately accrued all foreseeable expenses for the closing of the discontinued operations.

B. LIQUIDITY AND CAPITAL RESOURCES

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement (the K-5 facility), K-5 agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at the same rate as K-tel's loan from Foothill Capital Corporation ("Foothill") and expires on November 20, 2001. The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement, and K-5 agreed not to declare a default prior to July 1, 2001 in the event that the Company did not comply with the shareholders' equity covenant. The K-5 loan is subordinated to the Foothill loan. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. In addition, K-5 and Foothill agreed that, if Foothill were to give notice of its intention to accelerate its loan, K-5 would had the right in its discretion to pay Foothill and assume the secured creditor position of Foothill. As of March 31, 2001 and June 30, 2000, K-tel had an outstanding balance of $3,845,000 and $1,945,000 under the K-5 facility.

On February 27, 2001, K-tel International, Inc. entered into an Assignment and Acceptance Agreement pursuant to which Foothill assigned to K-5 all of Foothill's rights and obligations as the creditor under a Loan and Security Agreement dated November 19, 1997, between Foothill, K-tel International (USA), Inc., Dominion Entertainment, Inc., K-tel Consumer Products, Inc., K-tel TV, Inc. and K-tel Video, Inc. (the "Foothill Loan"). K-tel International, Inc. is a guarantor of the Foothill Loan. K-5 paid to Foothill an aggregate of $3,479,544.85 in consideration for assignment of the Foothill Loan, the Forebearance Agreement and other ancillary agreements, representing the principal amount of all outstanding obligations to Foothill under the Foothill Loan together with an accrued interest, fees and other payments owed to Foothill. Pursuant to the Assignment and Acceptance Agreement, K-tel International, Inc. and K-5 released and discharged Foothill from any obligations as the lender under the Foothill Loan. K-tel International, Inc. will continue to guarantee payments to be made to K-5 pursuant to the Foothill Loan.

The assigned Foothill Loan provides for a $6,400,000 credit facility consisting of a $3,405,000 term loan due in full on April 30, 2001, and a $2,995,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with Foothill (13.5% at March 31, 2001) and are secured by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of March 31, 2001, $3,405,000 was outstanding under the term loan, $632,000 was outstanding under the revolving line of credit. K-tel was in default under the covenants, limitations and restrictions of the credit agreement.

In a separate transaction pursuant to a voluntary Surrender Agreement entered into on March 12, 2001, between K-tel USA and K-5 and amended on March 17, 2001, K-tel USA voluntarily surrendered assets to K-5 which served as collateral pursuant to a Loan and Security Agreement in connection with the Foothill Loan. In consideration of the voluntary surrender of such assts, K-5 agreed to apply funds realized from the disposition of assets in accordance with the Uniform Commercial Code and to reduce the amount of indebtedness owed by K-tel USA to K-5 under a Credit Agreement entered into on September 27, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company's market risk during the nine months ended March 31, 2001. For additional information, refer to page 13 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000.

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

EARLY V. K-TEL INTERNATIONAL, INC.

On January 11, 1999, the Company was named in a lawsuit entitled CHRISTOPHER EARLY VS. K-TEL INTERNATIONAL, INC., ET AL, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the Company, brought against the Company by Mr. Early in 1997 was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.

The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court ruled that the complaint was dismissed against the other manufacturers, distributors and nationwide retailers. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

MIX CONNECTION MUTIMEDIA, INC. V. K-TEL INTERNATIONAL (USA), INC.

On January 25, 2001, K-tel International (USA), Inc. was named in a lawsuit in Hennepin County, Minnesota district court which was brought by Mix Connection Multimedia, Inc. Mix Connection alleges that it sold product to K-tel (USA) and that K-tel (USA) failed to pay for the product. Mix Connection asserts claims of breach of contract and replevin and seeks damages in the amount of approximately $566,000. The action has been stayed as a result of K-tel (USA)'s Chapter 7 bankruptcy filing.

RTL SHOPPING  S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing, Ltd., alleging that RTL9 ran a commercial for K-tel Marketing that translated language indicating that the product was "just like" or "as good as others" in English script to "better than" competing products in French, contrary to French law. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL filed a suit in December 2000, against K-tel

International, Inc. under its agreement to guaranty payment for the commercial time. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million U. S. The Company believes that RTL9 has no basis for a complaint against the Company and has filed a motion to dismiss the complaint.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has a $6,400,000 credit facility that K-5 Leisure Products, Inc. purchased from Foothill Capital Corporation, consisting of a $3,405,000 term loan due in full on April 30, 2001, and a $2,995,000 revolving facility, under which borrowings are limited to a percent of eligible receivables, that expires on April 30, 2001. Under the terms of the credit facility, the Company was obligated to maintain a shareholders' equity of at least $4,000,000 as of the fiscal quarter ended December 31, 2000. As of such date, the Company failed to meet such shareholders' equity covenant, having a deficit shareholders' equity of approximately $19,600,000. Such default was not cured as of the date of this 10-Q Report. The Company is in default of several other terms as of the date of this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  EXHIBIT INDEX

          No exhibits

     (b)  REPORTS ON FORM 8-K

   NUMBER       DESCRIPTION

    10.1 Stock Purchase Agreement dated February 28, 2001 between reference to the Company's Form 8-K, File Number 001-07115, filed March 29, 2001).

    10.2 Assignment and Acceptance Agreement dated February 27, 2001, between Registrant and Foothill Capital Corporation (incorporated by reference to the Company's Form 8-K, File Number 001-07115, filed March 29, 2001).

    10.3 Voluntary Surrender Agreement dated March 12, 2001, between K-tel International (USA), Inc. and K-5 Leisure Products, Inc. (incorporated by reference to the Company's Form 8-K, File Number 001-07115, filed March 29, 2001).

    10.4 Amendment to Voluntary Surrender Agreement dated March 17, 2001, between K-Tel International (USA), Inc. and K-5 Leisure Products, Inc. (incorporated by reference to the Company's
                Form 8-K, File Number 001-07115, filed March 29, 2001).

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