Form 10-K405
period 2001-06-30
K TEL INTERNATIONAL INC
filed 2001-10-12
CIK 54193

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 0-6664

K-TEL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0946588 (I.R.S. Employer Identification No.)
5555 Pioneer Creek Drive, Maple Plain, Minnesota (Address of principal executive offices)	55359-9008 (Zip Code)

Registrant's telephone number, including area code: (763) 479-8170

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.01
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    As of September 20, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the Nasdaq Stock Market on such date was $585,000.

    As of September 20, 2001, the registrant had 13,653,738 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Certain statements of a non-historical nature under the captions "Business," "Legal Proceedings," "Market for Registrant's Common Equity and Related Stockholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as "may," "will," "expect," "anticipate," "estimate," "should," or "continue" or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: consumer purchasing; demand for and market acceptance of new and existing products; the impact from competition for merchandise and recorded music; relationships with suppliers, success of marketing and promotion efforts; technological changes and difficulties; availability of financing; foreign currency variations; general economic, political and business conditions; and other matters.

PART I

ITEM 1: BUSINESS

    K-tel International, Inc. (the "Company," "K-tel," or the "Registrant") was incorporated in 1968. Its corporate offices are located at 5555 Pioneer Creek Drive, Maple Plain, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels as well as through an internet e-commerce site, K-tel.com (www.ktel.com). Historically, K-tel subsidiaries have also distributed consumer products, through businesses, which have been discontinued, and operated an Internet e-commerce site, which has been suspended due to continuing losses.

Description of Current Businesses

Music Licensing and Sales

    K-tel's primary activity is the licensing of music to other record companies and to other segments of the entertainment industry. K-tel owns a proprietary master music catalog of approximately 6,000 titles consisting of original recordings and re-recordings of music from the 1950's through today. Supplementing this major asset, K-tel has the world-wide licensing and administrative rights to a catalog of over 30,000 music titles. The company also licenses the rights to master recordings to third parties world-wide for use in albums, films, television programs and commercials for either a flat fee or a royalty based on the number of units sold. K-tel continuously adds to its music master catalog to ensure growth and product diversity. Licensing of its proprietary music rights to third parties has historically been an important revenue source for K-tel. The Company also markets and sells pre-recorded compact discs utilizing the master recordings in its music catalog, and DVD's from its developing catalogue of musical performances. Customers include retailers, wholesalers and rack service distributors. These products are also sold through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. The principal entertainment products that K-tel markets and sells consist primarily of pre-recorded thematic music packages in a compilation format featuring various artists. These thematic music selections, which cover nearly all music genres, are targeted to a variety of age groups. K-tel provides marketing support for its music sales through cooperative advertising with retailers, print media, radio and television advertising, and in-store promotions and displays.

    In March 2001, the Company's music distribution subsidiary in United States, K-tel International (USA), Inc. ceased operations and filed for protection under Chapter 7 of the United States bankruptcy code. This event ended the Company's traditional method of distributing music products through most retailers. Through another subsidiary, K-tel is implementing a more-focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer's specific needs. These new products are derived from the Company's master music catalog, it is anticipated that this will allow the Company to realize more competitive profit margins.

    K-tel currently delivers music products (CD's and DVD's) through traditional wholesale and retail distribution channels. Prior to April 2001, the Company was distributing its products in the United States to most major music retailers (Transworld Entertainment, Musicland, Best Buy, Circuit city, Tower Records) and to major distributors (Handelman, Anderson Merchandising, Valley Media). The Company now has a customer base that includes only a few selected retailers and distributors, and offers products that are of more interest to these individual customers. This focused approach is intended to improve product sell through and minimize returns of unsold inventory. These existing methods of distributing music could be materially altered by new technologies which will enable users and customers of pre-recorded music to electronically download pre-recorded music at home to various personal computer media formats. The technology is at an early stage in which a number of competing companies are seeking to have the industry and the public embrace their technologies. Participants in this technology competition include Microsoft Corporation, AT&T Corp., Liquid Audio, Inc., Apple Computer, Inc., MP3.com, Inc. and others. Digital music distribution provides both significant risks and opportunities for K-tel. The risks include K-tel's uncertain ability to compete with other music companies from a marketing and a technological standpoint. Opportunities include the ability to enhance current distribution methods, as well as increasing opportunities to license K-tel's owned library of master recordings. In combination with its e-commerce division, K-tel's music sales and licensing division is pursuing these alternative distribution channels.

E-Commerce

    K-tel ceased operating its K-tel.com website in the fourth quarter of 2001 because this business segment was not cost effective. Currently under redevelopment, the site will support the sale of proprietary brand name compilations and new newly-developed CD and DVD products to customers in the United States and United Kingdom. The site will also allow business customers the opportunity to create custom CD compilations for promotional use and will also give business customers access to the extensive Dominion Catalog, allowing them to identify music that they may wish to license. Sales generated through K-tel.com do not represent a significant part of K-tel's total revenue at present. K-tel believes, however, that e-commerce presents the opportunity to capitalize on its high name recognition and extensive catalog of proprietary music. K-tel.com does not sell products from other companies.

Consumer Products

    K-tel ceased operations of its German subsidiary, Dominion Vertriebs GmbH in June 2000 and of its English subsidiary K-tel Marketing Ltd. in November 2000. In February 2001, the Company's U.S. subsidiary K-tel Consumer Products, Inc. also ceased operating. K-tel no longer sells products that are not music-related.

Competition

    The music business is highly competitive and dominated by major companies. K-tel faces competition for discretionary consumer purchases of its products from other record companies and other entertainment sources, such as film and video companies. The market for pre-recorded music is dominated by several major record companies in the United States including Bertelsmann AG, Sony Corp., Time Warner, Inc. and Universal Music Group. K-tel does not have the financial resources, nor does it have the depth or breadth of catalog, distribution capabilities or current repertoire of these companies. Its ability to compete in this market depends upon:

  •
  the skill and creativity of its employees to expand and utilize its music catalog to create compilation packages;

  •
  its ability to effectively and efficiently distribute its products; and

  •
  its ability to build upon and maintain its reputation for producing, licensing, marketing and distributing high quality music.

    The core of K-tel's music business involves the licensing of third party rights and the utilization of its own catalog to create music compilations for retail distribution. The major pre-recorded music companies, either directly or through subsidiaries, now manufacture and distribute pre-recorded music compilations in direct competition with K-tel's music compilation products. With this new competition, it is far more difficult for K-tel to access pre-recorded music from these major companies at acceptable rates. Therefore, the Company will rely heavily on its own Dominion catalog and has accelerated the rate at which it produces new master recordings.

Employees

    On June 30, 2001, K-tel employed 30 full time people worldwide.

Financial and Geographic Information

    For financial information about the Company's foreign and domestic operations for each of the three fiscal years in the period ended June 30, 2001 see Note 10 to the consolidated financial statements. For geographic information regarding K-tel's subsidiaries see Exhibit 21.

ITEM 2: PROPERTIES

    K-tel's corporate offices and U.S. operations are located in leased facilities in Maple Plain, a suburb of Minneapolis, Minnesota, consisting of approximately 6,000 square feet of office space and approximately 2,100 square feet of warehouse. K-tel's foreign subsidiaries lease a total of approximately 10,500 square feet of office and warehouse facilities. See Note 8 to the consolidated financial statements for a summary of the lease agreements. The Company believes that these facilities are adequate for its current needs.

ITEM 3: LEGAL PROCEEDINGS

Class Action Lawsuit

    K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480. This action consolidates twenty three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees and any other relief the Court deems just and proper. K-tel moved to dismiss the Complaint, and, on July 31, 2000, the U.S. District Court granted the Company's motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs' request to amend the complaint in order to refile the complaint in the future. The plaintiff has appealed, and the court of appeals is scheduled to hear the matter in October 2001. K-tel has two insurance policies providing coverage of up to $20,000,000, which is subject to the insurers' reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers. K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

Early v. K-tel International, Inc.

    On January 11, 1999, The Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc., et al, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the Company, brought against the Company by Mr. Early in 1997, was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees. The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court dismissed the complaint against the other manufacturers, distributors and nationwide retailers, but allowed the case to continue against the Company. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

Mix Connection Multimedia, Inc. v. K-tel International (USA), Inc.

    On January 25, 2001, K-tel International (USA), Inc. ("K-tel (USA)") was named in a lawsuit in Hennepin County, Minnesota district court which was brought by Mix Connection Multimedia, Inc. ("Mix Connection"). Mix Connection alleges that it sold product to K-tel (USA) and that K-tel (USA) failed to pay for the product. Mix Connection asserts claims of breach of contract and replevin and seeks damages in the amount of approximately $566,000. The action has been stayed as a result of K-tel (USA)'s Chapter 7 bankruptcy filing.

RTL Shopping S.A.

    The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing, Ltd., alleging that RTL9 ran a commercial for K-tel Marketing that translated language indicating that the product was "just like" or "as good as others" in English script to "better than" competing products in French, contrary to French law. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL filed a suit in December 2000, against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel (USA) as a target of its claim. On September 3, 2001, the Company filed documents disputing the claim and advising the court of K-tel (USA)'s Chapter 7 bankruptcy filing. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

Creative Products, Inc.

    As reported in the Company's Form 10-K for the year ended June 30, 2000, K-tel and its chairman were named in a lawsuit by Creative Products, Inc. ("CPN") brought in the Superior Court of the State of California in 1999. The suit arose out of a distribution relationship between the Company and CPN related to the Smart Gym(tm) product. CPN alleged breach of contract, fraud and unfair competition. In December of 2000, the suit was dismissed pursuant to a settlement agreement between the parties. The settlement was within amounts previously accrued.

K-tel (USA) Bankruptcy

    In March 2001, the Company's music distribution subsidiary in the United States, K-tel (USA) ceased operations and filed for protections under Chapter 7 of the U.S. bankruptcy code. The Company believes it will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceedings.

Carnegie Entertainment v K-tel (USA)

    Carnegie Entertainment ("Carnegie") and K-tel (USA), entered into a distribution agreement. Carnegie sued for breach of contract, tortuous interference with contractual relations and interference with prospective business relations. Carnegie seeks damages in excess of $500,000. The case was stayed by K-tel (USA)'s bankruptcy petition.

Litigation and Disputes

    K-tel is also involved in other legal actions in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of K-tel's security holders during the fourth quarter of fiscal 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the executive officers of K-tel at June 30, 2001.

Name of Officer	Age	Positions and Offices Held
Philip Kives	72	Chairman of the Board, Chief Executive Officer, President and Director
Dennis Ward	55	Chief Financial Officer, Secretary and Director

Business Experience

    The officers of K-tel are elected annually and serve at the discretion of the Board of Directors.

    Mr. Kives has held various offices and/or managerial positions with K-tel for more than the past five years.

    Dennis W. Ward was appointed Chief Financial Officer on December 29, 2000 and has served as Controller of K-5 Leisure Products, Inc. (K-tel's largest shareholder) for more than ten years.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    On September 20, 2001 there were 1,393 record holders of K-tel's common stock and 13,653,738 shares outstanding. Prior to September 27, 2000, K-tel's common stock traded on the Nasdaq National Market under the symbol "KTEL". On September 27, 2000, the Company's common stock was delisted from the Nasdaq National Market and is traded on the Over-the-Counter Bulletin Board.

    The following table shows the range of high and low closing prices per share of K-tel's common stock as reported by The Nasdaq National Market for the fiscal year periods indicated.

	2001		2000
	High	Low	High	Low
1st Quarter	$2.44	$.63	$7.44	$5.13
2nd Quarter	$.92	$.16	$10.44	$4.50
3rd Quarter	$.19	$.10	$7.34	$5.25
4th Quarter	$.15	$.10	$6.38	$1.75

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

ITEM 6: SELECTED FINANCIAL DATA

    The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel International, Inc. and its subsidiaries as of and for the five years ended June 30, 2001. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this filing. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

	2001	2000	1999	1998	1997
Net sales	$17,514	$29,092	$44,650	$60,260	$52,209

Operating income (loss) from continuing operations	$(9,480)	$(12,980)	$(8,356)	$(3,674)	$2,668

Income (loss) from discontinued operations	$(4,315)	$(5,541)	$(2,260)	$1,171	$795

Extraordinary item:
Gain on chapter 7 liquidation	$16,185	$—	$—	$—	$—

Net income (loss)	$1,369	$(15,738)	$(11,547)	$(2,407)	$3,204

Net income (loss) per share:
Continuing operations	$(.77)	$(1.02)	$(1.01)	$(.47)	$.32

Total assets	$3,832	$17,941	$32,249	$33,274	$27,753

Long-term debt	$—	$4,000	$4,000	$4,174	$—

Cash dividends declared and paid	$—	$—	$—	$—	$—

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels as well as through an internet e-commerce site, K-tel.com (www.ktel.com) in the United States.

    For this analysis, the following changes in the Company's business should be considered: K-tel closed the operations of its German subsidiary, Dominion Vertriebs GmbH, in June 2000, one of its subsidiaries in the United Kingdom, K-tel Marketing Ltd., in November 2000 and a U.S. subsidiary, K-tel Consumer Products, Inc. in February 2001. These three closings represent the discontinuation of the Company's consumer products division and accordingly have been presented in the accompanying financial statements as discontinued operations. In addition, in March 2001, the Company's music distribution subsidiary in the United States, K-tel (USA) ceased operations and filed for protection under Chapter 7 of the U.S. bankruptcy code.

A. RESULTS OF OPERATIONS

    The following sections discuss the results of operations by business segment. See Footnote 10 to the consolidated financial statements for additional segment information. General corporate expenses of $2,689,000 in fiscal 2001, $1,417,000 in fiscal 2000 and $2,499,000 in fiscal 1999 have been allocated to the segments. The increase in corporate expenses in fiscal 2001 were a primarily a result of increased legal expenses.

FISCAL 2001 VERSUS FISCAL 2000

    Net sales for the year ended June 30, 2001 were $17,514,000, a decline of 39.8% from fiscal 2000 sales of $29,092,000. This sales decline can be attributed to the higher rate of product returns from distributors in the domestic music business and the cessation of operations of the Company's domestic music distribution subsidiary. The net income for fiscal 2001 was $1,369,000, or $0.10 per share (after an extraordinary gain of $16,185,000 related to the K-tel (USA) bankruptcy filing), compared to a loss of $15,738,000, or $1.58 per share, in fiscal 2000.

BUSINESS SEGMENT RESULTS

Music

    Sales in the music segment were $14,202,000 in the year ended June 30, 2001 compared to $25,739,000 in the year ended June 30, 2000, a decline of 44.8%. Domestic music sales decreased $11,217,000 and European music sales declined $320,000. The domestic music business, comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels through K-tel Distribution ("KTD"), declined as the Company experienced a higher rate of product returns from distributors, the Company-produced new releases were down in the current year, and K-tel ceased the operations of its domestic music distribution subsidiary in March 2001.

    Cost of the goods sold in the music segment increased to 106.9% of sales in the year ended June 30, 2001 compared to 101.1% of sales in the year ended June 30, 2000. The cost of goods sold in excess of net sales reflects the disposal of slow moving and obsolete stock at prices less than cost during the third quarter of the current fiscal year. In the prior year, the high cost of goods sold was the result of higher royalty costs incurred on its own compilation products and increased obsolescence reserves related to overstocked inventory. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased $1,644,000 to $513,000 during the year. This spending decrease was the result of eliminating most TV advertising, which was deemed ineffective, and better utilization of promotional spending.

    Selling, general and administrative expenses for the segment decreased $2,601,000 or 29.4% to $6,261,000 for the year ended June 30, 2001 compared to $8,862,000 in the year ended June 30, 2000. The primary reasons for the decrease is related to general overall spending level reductions and only nine months of operations of the domestic music distribution subsidiary. As a result, the music segment incurred an operating loss of $7,749,000 in the year ended June 30, 2001 compared to an operating loss of $11,308,000 in the year ended June 30, 2000.

    In connection with the K-tel (USA) bankruptcy filing, the assets and liabilities of the subsidiary have been removed from the books of the Company and the remaining net liability has been shown as a gain on Chapter 7 liquidation. During the fiscal years ended June 30, 2001, 2000 and 1999, this subsidiary had net sales of $11,948,000, $23,426,000, and $29,336,000 and sustained operating losses of $5,229,000, $9,857,000 and $3,229,000, respectively. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding.

Licensing

    Licensing revenues were $3,710,000 in fiscal 2001 compared to $3,698,000 in fiscal 2000, an increase of 0.3%. Included in the segment revenue in fiscal 2001 and fiscal 2000 were approximately $763,000 and $920,000 of inter-company revenues, respectively, which are eliminated on the accompanying consolidated financial statements. Operating income in the licensing segment was $425,000 in fiscal 2001 and $819,000 in fiscal 2000, a drop of 48.1%, which is a result of a larger corporate expense allocation in the current year.

Other

    The "Other" segment of the business is comprised of the e-commerce business, which was closed in the fourth quarter of fiscal 2001. Revenue from this segment was $365,000 in fiscal 2001 compared to $575,000 in fiscal 2000. Operating losses from this segment were $2,156,000 in fiscal 2001 and $2,491,000 in fiscal 2000.

FISCAL 2000 VERSUS FISCAL 1999

BUSINESS SEGMENT RESULTS

    Net sales for continuing operations in fiscal 2000 were $29,092,000, a decline of 34.8% from fiscal 1999. This sales decline can be mostly attributed to the sale of K-tel Finland combined with a higher rate of product returns from distributors and fewer new product releases in the United States. The net loss for fiscal 2000 was $15,738,000, or $1.58 per share, compared to a loss of $11,547,000, or $1.25 per share, in fiscal 1999.

Music

    Sales in the music segment were $25,739,000 in fiscal 2000 compared to $40,329,000 in fiscal 1999. European music sales declined $8,287,000, primarily due to the sale of K-tel Finland, which had net sales of $6,225,000 in 1999, while domestic music sales declined $6,303,000. The domestic music business, composed primarily of sales of music compilations produced by K-tel and sales and distribution of other record labels, declined as the Company experienced a higher rate of product returns from distributors and began a more intensive profitability review of its new business, which resulted in fewer new products being released.

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

Other

    The "Other" segment of the business is comprised of the e-commerce and video businesses. In the first quarter of fiscal 1999, the Company closed its video business. Combined revenues from these businesses were $575,000 in fiscal 2000 compared to $1,117,000 in fiscal 1999. Operating losses from these businesses were $2,491,000 in fiscal 2000 and $5,107,000 in fiscal 1999 and were primarily a result of the costs related to the start up and maintenance of the Company's e-commerce division.

B. LIQUIDITY AND CAPITAL RESOURCES

    On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement (the K-5 facility), K-5 agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at a variable rate based upon the "base rate" of a local lending institution (6.75% at June 30, 2001), expires on November 20, 2001, and is subordinated to the Foothill loan (see below). The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. As of June 30, 2001 and 2000, K-tel had an outstanding balance of $4,807,000 and $1,945,000 under the K-5 facility.

    On February 27, 2001, K-tel International, Inc. entered into an Assignment and Acceptance Agreement pursuant to which Foothill Assigned to K-5 all of Foothill's rights and obligations as the creditor under a Loan and Security Agreement dated November 19, 1997, between Foothill, K-tel (USA), Dominion Entertainment Inc., K-tel Consumer Products, Inc., K-tel TV, Inc. and K-tel Video, Inc. (the "Foothill Loan"). K-tel International, Inc. is a guarantor of the Foothill Loan. K-5 paid to Foothill an aggregate of $3,480,000 in consideration for assignment of the Foothill Loan and other ancillary agreements, representing the principal amount of all outstanding obligations to Foothill under the Foothill Loan together with an accrued interest, fees and other payments owed to Foothill. Pursuant to the Assignment and Acceptance Agreement, K-tel International, Inc. and K-5 released and discharged Foothill from any obligations as the lender under the Foothill Loan. K-tel International, Inc. will continue to guarantee payments to be made to K-5 pursuant to the Foothill Loan.

    The assigned Foothill Loan provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with Foothill plus 1% (7.75% at June 30, 2001) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of June 30, 2001, $4,000,000 was outstanding under the term loan and there were no available borrowings available under the revolving facility due to borrowing base limitations. K-tel was in default under the covenants, limitations and restrictions of the credit agreement, but K-5 has permitted the default situation to continue.

    In a separate transaction pursuant to a voluntary Surrender Agreement entered into on March 12, 2001, between K-tel (USA) and K-5 and amended on March 17, 2001, K-tel (USA) voluntarily surrendered assets to K-5 which served as collateral pursuant to a Loan and Security Agreement in connection with the Foothill Loan. In consideration of the voluntary surrender of such assets, K-5 agreed to apply funds realized from the disposition of assets in accordance with the Uniform

Commercial Code and to reduce the amount of indebtedness owed by K-tel (USA) to K-5 on a dollar for dollar basis as proceeds are collected. The Foothill loan balance at June 30, 2001 has been reduced to reflect collections received through that date. Management does not expect future collections to be significant.

    K-tel has primarily funded its operations to date through internally generated capital, proceeds from stock option exercises and secured loans from K-5. Management currently believes that K-tel has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term. In part, this is a result of projected improvement in operating results in fiscal 2002 as well as the two existing lines of credit with K-5. Although K-tel's lender continues to advance funds sufficient to meet the Company's needs at this time, there can be no assurance that this will be adequate or continue in the future or that K-tel will be able to obtain additional financing upon favorable terms when required.

    The Company's ability to continue its present operations and successfully implement future expansion plans is contingent upon its ability to maintain it's line of credit arrangements with K-5, increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company's current operations may not be adequate to fund operations and service its indebtedness during fiscal 2002. Management is concentrating its efforts on returning the Company to profitability by focusing on its music licensing business and limited music distribution. However, there can be no assurance that the Company's business plan will be successful in this effort. In the event the Company is unable to fund its operations and its business plan, it may be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

    K-tel's exposure to market risk for changes in interest rates relates to K-tel's short-term borrowings. K-tel's short-term credit facilities carry a variable interest rate that does have an impact on future earnings and cash flows. At June 30, 2001, K-tel had variable rate debt of $8,807,000. If the interest rate were to change 100 basis points or 1% while K-tel was borrowing under the credit facilities, interest expense would increase by $88,000.

    Approximately 20% of K-tel's revenues during the year ended June 30, 2001 was derived from operations in Europe. The results of operations and financial position of K-tel's operations in Europe are principally measured in their respective currencies and translated into U.S. dollars. The effect of foreign currency fluctuations in these European countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Additionally, approximately 45% of K-tel's assets at June 30, 2001 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders' equity. Accordingly, K-tel's consolidated shareholders' equity will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 14, and identified in the index on page 19.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were no changes or disagreements with accountants during the year ended June 30, 2001.

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

ITEM 11: EXECUTIVE COMPENSATION

    The following table sets forth the aggregate cash compensation paid to or accrued by each of K-tel's executive officers receiving in excess of $100,000 for services rendered to K-tel during the fiscal years ended June 30, 2001, 2000 and 1999. K-tel has no written employment agreements with its executive officers.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary		Bonus		Securities Underlying Options	All Other Compensation(1)
Philip Kives Chief Executive Officer	2001 2000 1999	$ $	— — —	$ $	— — —	80,000 1,546,000 1,036,000	$ $	— — —
Dennis Ward Chief Financial Officer	2001 2000 1999	$ $	— — —	$ $	— — —	$190,000 — —	$ $	— — —

    The following tables summarize stock option grants and option exercises during the fiscal year ended June 30, 2001, by each of K-tel's executive officers receiving in excess of $100,000 for services rendered to K-tel during the fiscal year ended June 30, 2001.

Option Grants in Last Fiscal Year
(individual grants)

					Potential Realizable Value at Assumed Annual Rates of Stock Price For Option Terms(1)
		Percent of Total Options Granted to Employees in Fiscal Year
	Number of Securities Underlying Options Granted
Name			Exercise Price	Expiration Date
					5%	10%
Philip Kives	80,000	21%	$1.0625	8/24/10	$53,456	$135,468
Dennis Ward	40,000	10%	$1.8438	7/13/10	$46,382	$117,542
	150,000	39%	$.15	1/2/11	$14,150	$35,859

(1)
The 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent K-tel's estimate or projection of the future common stock price.

Aggregated Option Exercises in Last Fiscal Year
and FY-end Option Values

			Number of Securities Underlying Options at FY-End		Value of In-the Money Options at FY-End(1)
Name	Shares Acquired On Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Philip Kives	—	—	1,567,441	135,498	—	—
Dennis Ward	—	—	255,000	—	—	—

(1)
Market value of underlying securities at fiscal year end minus the exercise price.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table contains certain information as of September 20, 2001, regarding the beneficial ownership of the Common Stock by (i) each person known to K-tel to own beneficially five percent or more of the Common Stock, (ii) each director of K-tel, (iii) each executive officer of K-tel and (iv) the directors and executive officers as a group. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o K-tel International, Inc., 5555 Pioneer Creek Drive, Maple Plain, Minnesota 55359.

	Amount and Nature of Beneficial Ownership(1)		Percentage of Outstanding Stock
Philip Kives 220 Saulteaux Crescent Winnipeg, Manitoba R3J 3W3 Canada	9,367,065	(2)	59.4%
Dennis Ward	255,000	(3)	1.6%
Jay William Smalley	10,000	(4)	*
All directors and officers as a group (3 persons)	9,632,065	(5)	61.0%

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

(2)
Philip Kives holds 7,799,624 shares and 1,567,441 vested options.

(3)
Dennis Ward holds 255,000 vested stock options.

(4)
Jay William Smalley holds 10,000 vested stock options.

(5)
All directors and officers as a group hold 7,799,624 shares and 1,832,441 vested stock options.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by the Company's Chairman of the Board, Chief Executive Officer and President, Philip Kives, has from time to time made advances to the Company under a written line of credit agreement dated September 27, 1999. Under the terms of the agreement, K-5 has agreed to make available up to $8.0 million on a revolving basis. The loan bears interest at a variable rate based upon the "base rate" of a local lending institution, expires on November 20, 2001, and is subordinated to the Foothill loan (see below). K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. K-tel was in default under the covenants, limitations and restrictions of the credit agreement, but K-5 has permitted the default situation to continue. As of June 30, 2001 and 2000, the Company had a loan balance with K-5 of $4,807,000 and $1,945,000. The Company incurred interest of $483,000 in 2001, $184,000 in 2000 and $186,000 in 1999 on this loan.

    On February 27, 2001, K-tel International, Inc. entered into an Assignment and Acceptance Agreement pursuant to which Foothill Capital Corporation ("Foothill") assigned to K-5 all of Foothill's rights and obligations as the creditor under a Loan and Security Agreement dated November 19, 1997, between Foothill, K-tel International (USA), Inc., Dominion Entertainment, Inc., K-tel Consumer Products, Inc., K-tel TV, Inc. and K-tel Video, Inc. (the "Foothill Loan"). K-tel International, Inc. is a guarantor of the Foothill Loan. K-5 paid to Foothill an aggregate of $3,480,000 in consideration for assignment of the Foothill Loan and other ancillary agreements, representing the principal amount of all outstanding obligations to Foothill under the Foothill Loan together with an accrued interest, fees and other payments owed to Foothill. Pursuant to the Assignment and Acceptance Agreement, K-tel International, Inc. and K-5 released and discharged Foothill from any obligations as the lender under the Foothill Loan. K-tel International, Inc. will continue to guarantee payments to be made to K-5 pursuant to the Foothill Loan.

    The assigned Foothill Loan provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with Foothill plus 1% (7.75% at June 30, 2001) and are secured by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of June 30, 2001, $4,000,000 was outstanding under the term loan and there were no available borrowings available under the revolving facility due to borrowing base limitations. K-tel was in default under the covenants, limitations and restrictions of the credit agreement but K-5 has permitted the default situation to continue.

    The Company purchased approximately $574,000 in fiscal 2001, $198,000 in fiscal 2000 and $34,000 in fiscal 1999 of consumer products from K-5. There was a trade payable amount of $285,000 at June 30, 2001, $150,000 at June 30, 2000 and $51,000 at June 30, 1999.

    The Company sold approximately $13,000 during fiscal 2001, $174,000 during fiscal 2000 and $12,000 during fiscal 1999 of consumer convenience products to K-5. There was a balance receivable from K-5 at June 30, 2001 of $109,000, June 30, 2000 of $224,000, and June 30, 1999, of $33,000. No interest was charged on the related outstanding balances during fiscal 2001 and 2000.

    K-5 retained the services of a consultant to assist in matters relating to its operations, as well as those of the Company. K-5 estimates the value of the services paid to the consultant in fiscal 1999 on behalf of the Company to be $80,000. The Company has recorded this as a contribution to additional paid-in-capital.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Financial Statements and Schedules

    The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page 19 hereof are filed as part of this report.

  (b)
  Reports on 8-K

    During the last quarter of the period covered by this report, no Report on Form 8-K was filed.

  (c)
  Exhibits

    Reference is made to the Exhibit Index on Page 39.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on October 12, 2001, by the undersigned, thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
By:	/s/ PHILIP KIVES (Philip Kives—Chairman of the Board, Chief Executive Officer and President)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ PHILIP KIVES Philip Kives	Chairman, Chief Executive Officer, (Principal Executive Officer), President and Director	October 12, 2001
/s/ DENNIS WARD Dennis Ward	Chief Financial Officer (Principal Financial Officer) Director	October 12, 2001
/s/ JAY WILLIAM SMALLEY Jay William Smalley	Director	October 12, 2001

(ITEM 14(A))
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To K-tel International, Inc.:

    We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-tel International, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note A to the financial statements, the Company has suffered significant recurring losses from operations and has a net working capital deficit that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    We have also audited Schedule II for each of the two years in the period ended June 30, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/S/ GRANT THORNTON LLP
Minneapolis, Minnesota, August 31, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To K-tel International, Inc.:

    We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of K-tel International, Inc. (a Minnesota corporation) and subsidiaries for the year ended June 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of K-tel International, Inc. and subsidiaries for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

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

/S/ ARTHUR ANDERSEN LLP
Minneapolis, Minnesota, September 27, 1999

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30
(in thousands)

	2001	2000
ASSETS
Current Assets:
Cash and equivalents	$173	$798
Accounts receivable, less allowances of $33 and $1,416	915	8,659
Inventories	418	2,585
Royalty and other advances	182	349
Prepaid expenses and other	480	266
Net assets of discontinued operations	—	2,527

Total Current Assets	2,168	15,184

Property and equipment, net of accumulated depreciation and amortization of $1,136 and $3,290	231	771
Owned catalog masters, net of accumulated amortization of $2,687 and $2,377	1,424	1,657
Other assets	9	329

	$3,832	$17,941

LIABILITIES AND SHAREHOLDERS'DEFICIT
Current Liabilities:
Current portion of long term debt	$—	$1,924
Loans payable to affiliate	8,807	1,945
Accounts payable	1,284	4,499
Accrued royalties	2,080	11,016
Reserve for returns	50	4,623
Other current liabilities	760	2,531
Net liabilities of discontinued operations	1,103	—

Total Current Liabilities	14,084	26,538

Long term debt	—	4,000
Shareholders' Deficit:
Common stock—50,000,000 shares authorized; par value $.01; 13,653,738 and 10,320,405 issued and outstanding	136	103
Additional paid-in capital	20,680	20,213
Accumulated deficit	(30,785)	(32,154)
Cumulative translation adjustment	(283)	(759)

Total Shareholders' Deficit	(10,252)	(12,597)

	$3,832	$17,941

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30
(in thousands—except per share data)

	2001	2000	1999
NET SALES	$17,514	$29,092	$44,650
COSTS AND EXPENSES:
Cost of goods sold	15,658	26,244	30,301
Advertising	618	2,484	5,491
Selling, general & administrative	10,718	13,344	17,214

Total Costs and Expenses	26,994	42,072	53,006

OPERATING LOSS	(9,480)	(12,980)	(8,356)
OTHER INCOME (EXPENSE):
Interest income	155	10	34
Interest expense	(912)	(549)	(627)
Foreign currency transaction loss	(360)	(412)	(273)
Other expense	—	(600)	—
Gain on sale of subsidiary	—	4,341	—

Total Other Income (Expense)	(1,117)	2,790	(866)

LOSS FROM CONTINUING OPERATIONS
BEFORE TAXES	(10,597)	(10,190)	(9,222)
BENEFIT (PROVISION) FOR INCOME TAXES	96	(7)	(65)

LOSS FROM CONTINUING OPERATIONS	(10,501)	(10,197)	(9,287)
DISCONTINUED OPERATIONS:
LOSS FROM DISCONTINUED OPERATIONS	(4,315)	(5,541)	(2,260)

LOSS BEFORE EXTRAORDINARY ITEM	(14,816)	(15,738)	(11,547)
EXTRAORDINARY ITEM:
GAIN ON CHAPTER 7 LIQUIDATION	16,185	—	—

NET INCOME (LOSS)	$1,369	$(15,738)	$(11,547)

INCOME (LOSS) PER SHARE—BASIC AND DILUTED
CONTINUING OPERATIONS	$(.77)	$(1.02)	$(1.01)
DISCONTINUED OPERATIONS	(.32)	(.56)	(.24)
EXTRAORDINARY ITEM	1.19	—	—

NET INCOME (LOSS)	$.10	$(1.58)	$(1.25)

WEIGHTED AVERAGE SHARES OUTSTANDING—BASIC AND DILUTED	13,654	9,948	9,224
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1,369	$(15,738)	$(11,547)
Foreign currency gain	476	248	—

COMPREHENSIVE INCOME (LOSS)	$1,845	$(15,490)	$(11,547)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30

(in thousands)

	Common Stock				Accumulated Other Comprehensive (Loss)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Balance, July 1, 1998	8,317	$83	$9,567	$(4,869)	$(1,007)	$3,774
Net loss	—	—	—	(11,547)	—	(11,547)
Proceeds from exercise of stock options	1,459	14	7,471	—	—	7,485
Proceeds from private equity placement	466	5	3,995	—	—	4,000
Contribution of services	—	—	80	—	—	80

Balance, June 30, 1999	10,242	102	21,113	(16,416)	(1,007)	3,792
Net loss	—	—	—	(15,738)	—	(15,738)
Proceeds from exercise of stock options	545	6	3,095	—	—	3,101
Payment for cancellation of private equity placement	(466)	(5)	(3,995)	—	—	(4,000)
Translation adjustment	—	—	—	—	248	248

Balance, June 30, 2000	10,321	103	20,213	(32,154)	(759)	(12,597)
Net income	—	—	—	1,369	—	1,369
Proceeds from issuance of stock for debt	3,333	33	467	—	—	500
Translation adjustment	—	—	—	—	476	476

Balance, June 30, 2001	13,654	$136	$20,680	$(30,785)	$(283)	$(10,252)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30

(in thousands)

	2001	2000	1999
Operating Activities:
Net income (loss)	$1,369	$(15,738)	$(11,547)
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	408	1,594	954
Loss on disposal of property and equipment	349	—	—
Write down of long lived asset	417	—	—
Gain on sale of subsidiary	—	(4,341)	—
Gain on Chapter 7 liquidation	(16,185)	—	—
Discontinued operations	3,630	3,943	(319)
Changes in operating assets and liabilities:
Accounts receivable	3,217	1,132	1,559
Inventories	2,378	3,530	(1,752)
Royalty and other advances	(82)	572	505
Prepaid expenses and other assets	(225)	383	1,641
Accounts payable and other liabilities	2,421	(1,755)	1,004
Accrued royalties	230	2,429	470
Reserve for returns	(370)	744	(146)

Cash used in operating activities	(2,443)	(7,507)	(7,631)

Investing Activities:
Proceeds from sale of subsidiary	—	6,350	—
Purchases of property and equipment	(62)	(184)	(248)
Proceeds from sale of property and equipment	—	16	—
Change in net assets of business to be sold	—	—	(128)
Music catalog additions	(63)	(649)	(1,208)
Discontinued operations	—	(68)	(144)
Other	27	—	166

Cash provided by (used in) investing activities	(98)	5,465	(1,562)

Financing Activities:
Borrowings on notes payable	13,946	25,985	34,668
Payments on notes payable	(12,508)	(26,693)	(35,773)
Proceeds from private equity placement	—	—	4,000
Repurchase of shares issued in private placement	—	(4,000)	—
Proceeds from exercise of stock options	—	3,101	7,485
Contribution of services	—	—	80

Cash provided by (used in) financing activities	1,438	(1,607)	10,460

Effect of exchange rates on cash	478	308	54

Net increase (decrease) in cash equivalents	(625)	(3,341)	1,321
Cash and equivalents at beginning of period	798	4,139	2,818

Cash and equivalents at end of period	$173	$798	$4,139

Supplemental Cash Flow Information
Cash Paid For—
Interest	$483	$799	$847

Income Taxes	$4	$1	$4

The accompanying notes are an integral part of these financial statements

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001, 2000 AND 1999

1.  BUSINESS AND GOING CONCERN

    K-tel International, Inc. (the "Company", "K-tel", or the "Registrant") was incorporated in 1968 with corporate offices located in Minneapolis, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels as well as through an internet e-commerce site, K-tel.com (www.ktel.com).

  Subsidiary Bankruptcy

    In March 2001, the Company's music distribution subsidiary in the United States, K-tel International (USA), Inc., ("K-tel (USA)") ceased operations and filed for protection under Chapter 7 of the U. S. bankruptcy code. In connection with this filing, the assets and liabilities of this subsidiary have been removed from the books of the Company as control of the subsidiary was transferred to the bankruptcy trustee. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding. Therefore, the elimination of the net liability of this subsidiary has been shown as a gain on Chapter 7 liquidation. During the three fiscal years ended June 30, 2001, 2000, and 1999, this subsidiary had net sales of $11,948,000, $23,426,000 and $29,336,000 and operating losses of $5,299,000, $9,857,000 and $3,229,000, respectively.

  Discontinued Operations

    The Company's consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. Net sales for the years ended June 30, 2001, 2000 and 1999 were $3,818,000, $29,512,000 and $33,014,000. The accompanying consolidated financial statements have been prepared (and restated, in the case of the 2000 and 1999 financial statements) to reflect the consumer products division as a discontinued operation.

  Going Concern

    During the years ended June 30, 2001, 2000 and 1999, the Company incurred net losses from continuing operations of $10,597,000, $10,190,000 and $9,222,000, respectively, and used $2,443,000, $7,507,000 and $7,631,000 of cash in operating activities. Additionally, the Company had a working capital deficit of $11,916,000 at June 30, 2001.

    The Company's ability to continue its present operations and successfully implement future expansion plans is contingent upon its ability to maintain it's line of credit arrangements with K-5, increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company's current operations may not be adequate to fund operations and service its indebtedness during fiscal 2002. Management is concentrating its efforts on returning the Company to profitability by focusing on its music licensing business and limited music distribution. However, there can be no assurance that the Company's business plan will be successful in this effort. In the event the Company is unable to fund its operations and its business plan, it may be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation—The accompanying consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

    Revenue Recognition—The Company derives its revenue from several different sources: the sale of music compilations (predominately compact discs) produced by the Company and license revenue from the licensing of Company owned masters. Revenue from the music sales is recognized at the time of the sale to the customer, while license revenue is recognized when payment is received from customers, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of the sales and are reflected as a reduction in revenues.

    Cost of Goods Sold—The Company expenses all product manufacturing, distribution and royalty costs associated with the music sales as cost of goods sold. The Company also expenses royalties, commissions and amortization of its owned masters associated with its license revenue as cost of goods sold.

    Shipping and Handling Costs—The Company expenses all shipping and handling costs incurred in the shipment of goods within cost of goods sold. The implementation of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs", became effective for the year ended June 30, 2001 for the Company and did not have a material effect on the Company's financial statements.

    Cash and Equivalents—Cash and equivalents consist principally of cash, and short-term, highly liquid investments with original maturities of less than ninety days.

    Inventories—Inventories are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value. The cost of finished goods includes all direct product costs.

    Owned Catalog Masters—The Company capitalizes the costs to purchase owned masters at the time of acquisition. These costs are amortized over the estimated useful life of these masters, which is generally seven years and represents management's best estimate of the average period of value.

    Rights to Use Music Product—Certain of the Company's compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product. The amounts paid for minimum guarantees or non-returnable advances are capitalized and charged to expense as sales are made. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non-returnable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets. Licenses are subject to audit by licensors.

    Property and Equipment—Property and equipment are stated at cost. Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets which range from three to nine years.

    Software Development Costs—During the application and development stage of the software for K-tel On-line, payroll and other direct costs of materials and services incurred were capitalized. Such costs were amortized on the straight-line basis over three years. However, the remaining costs were written down during the quarter ended March 31, 2001, as the undiscounted future cash flows related to these costs no longer supported their valuation (see additional discussion on long-lived assets below).

    Long Lived-Assets—The Company evaluates its long-lived assets quarterly, or earlier if a triggering event occurs, to determine potential impairment by comparing the carrying value of those assets to the related undiscounted future cash flows. If an asset is determined to be impaired, it is written down to its estimated fair value. During the quarter ended March 31, 2001, the Company suspended its online business to relocate to the Company's offices in Minnesota and update the website to reflect the

Company's continuing operations. The Company wrote down the assets of that business to their estimated fair value, resulting in a charge during the quarter ended March 31, 2001of approximately $240,000. In addition, during the quarter ended June 30, 2001, the Company wrote down approximately $177,000 of trademarks related to its European operations, which were determined to have no remaining value as the Company is no longer marketing the products benefited by those trademarks. These charges were included within general and administrative expense.

    Royalties—The Company has entered into license agreements with various record companies and publishers under which it pays royalties on units sold. The Company accrues royalties using contractual rates and certain estimated rates on applicable units sold. The contractual royalty liability is computed quarterly and the accrued royalty balance is adjusted accordingly. The royalty agreements are subject to audit by licensors.

    Advertising—The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. The Company reported no prepaid advertising expense at June 30, 2001 and reported $741,000 at June 30, 2000 in the accompanying balance sheet. Advertising expense was $618,000, $2,484,000 and $5,491,000 for each of the years ended June 30, 2001, 2000 and 1999.

    Foreign Currency—The operations of all foreign entities are measured in local currencies. Assets and liabilities are translated into U.S. dollars at year end exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the year. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of shareholders' equity.

    Stock-based Compensation—The Company accounts for stock-based awards to employees using the intrinsic value method and recognizes compensation expense for certain stock based awards granted to employees. Certain pro forma information as if the Company adopted the fair value method of accounting for stock based compensation is presented in Note 7.

    Income Taxes—Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

    Net Income ( Loss) Per Share—Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. Options to purchase 2,580,992, 1,822,582 and 1,075,150 shares of common stock, with weighted average exercise prices of $6.05, $7.34 and $6.86 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

    Use of Estimates—Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates include allowances for bad debts, inventory valuation, return reserves, royalty obligations, purchase commitments and product replacement costs. Ultimate results could differ from those estimates.

3.  SALE OF SUBSIDIARY

    On September 10, 1999, the Company sold its subsidiary, K-tel International (Finland) OY to Edel Music AG of Hamburg, Germany, for $6,350,000 in cash. The Company sold its entire investment in the subsidiary, which had a net book value of $611,000, and paid related commissions and fees of $1,398,000, which resulted in a gain of $4,341,000. During fiscal 1999, the subsidiary had net sales of $6,225,000 and income from operations of $169,000.

4.  LOANS PAYABLE TO AFFILIATE

    On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement (the K-5 facility), K-5 agreed to make available up to $8,000,000 on a revolving basis. The loan bears interest at a variable rate based upon the "base rate" of a local lending institution (6.75% at June 30, 2001), expires on November 20, 2001, and is subordinated to the Foothill loan (see below). The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan. As of June 30, 2001 and 2000, K-tel had an outstanding balance of $4,807,000 and $1,945,000 under the K-5 facility.

    On February 27, 2001, K-tel International, Inc. entered into an Assignment and Acceptance Agreement pursuant to which Foothill Capital Corporation ("Foothill") assigned to K-5 all of Foothill's rights and obligations as the creditor under a Loan and Security Agreement dated November 19, 1997, between Foothill, K-tel (USA), Dominion Entertainment, Inc., K-tel Consumer Products, Inc., K-tel TV, Inc. and K-tel Video, Inc. (the "Foothill Loan"). K-tel International, Inc. is a guarantor of the Foothill Loan. K-5 paid to Foothill $3,480,000 in consideration for assignment of the Foothill Loan and other ancillary agreements, representing the principal amount of all outstanding obligations to Foothill together with accrued interest and fees. Pursuant to the Assignment and Acceptance Agreement, K-tel International, Inc. and K-5 released and discharged Foothill from any obligations as the lender under the Foothill Loan. K-tel International, Inc. will continue to guarantee payments to be made to K-5 pursuant to the Foothill Loan.

    The assigned Foothill Loan provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a "base rate" announced by a banking affiliate associated with Foothill plus 1% (7.75% at June 30, 2001) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders' equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel's obligations under its guaranty. As of June 30, 2001, $4,000,000 was outstanding under the term loan and there were no available borrowings available under the revolving facility due to borrowing base limitations. K-tel was in default under the covenants, limitations and restrictions of the credit agreement, but K-5 has permitted the default situation to continue.

    In a separate transaction pursuant to a voluntary Surrender Agreement entered into on March 12, 2001, between K-tel (USA) and K-5 and amended on March 17, 2001, K-tel (USA) voluntarily surrendered assets to K-5 which served as collateral pursuant to a Loan and Security Agreement in connection with the Foothill Loan. In consideration of the surrender of such assets, K-5 agreed to apply funds realized from their disposition in accordance with the Uniform Commercial Code and to reduce the amount of indebtedness owed by K-tel (USA) to K-5 on a dollar for dollar basis as proceeds are collected. The Foothill loan balance at June 30, 2001 has been reduced to reflect collections received through that date. Management does not expect future collections to be significant.

    During the quarter ended March 31, 2001, the Company issued 3,333,333 shares of common stock as repayment for $500,000 of the then outstanding balance on the K-5 line of credit. The share price used for this transaction was the trading price of the Company's common stock on the date of repayment.

5.  LONG TERM DEBT

    For the year ended June 30, 2000, long term debt consisted of the term loan portion of the Foothill loan due November 20, 2001; the current portion represented the Foothill revolving facility, due on demand.

6. INCOME TAXES

    The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

    The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):

	2001	2000	1999
Income (loss) before provision (benefit) for income taxes:
United States	$2,871	$(9,468)	$(9,524)
Foreign	(1,598)	(6,263)	(1,958)

Total	$1,273	$(15,731)	$(11,482)

Provision (benefit) for income taxes:
Current payable
United States	$(100)	$2	$—
Foreign	4	5	65

Total current payable and total provision for income taxes	$(96)	$7	$65

    A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 are as follows:

	2001	2000	1999
Federal statutory rate	34%	34%	34%
State Taxes, net of Federal benefit	2	2	2
Change in valuation allowance	(36)	(36)	(36)
Effect of different tax rates on foreign earnings	—	—	(1)

	—	—	(1)%

    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Temporary differences, which are all deferred tax assets, are as follows (in thousands):

	June 30, 2001	June 30, 2000
Net operating loss carryfowards	$12,628	$15,685
Alternative minimum tax credits	432	432
Foreign tax credit	325	—
Reserve for returns	315	1,064
Depreciation and amortization	325	283
Royalty reserves	1,920	1,900
Inventory reserves	515	1,312
Nondeductible accruals	1,952	1,734
Allowance for bad debts	62	485
Valuation allowance	(18,474)	(22,895)

	$—	$—

    A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability is more likely than not.

    For U.S. tax reporting purposes, the Company has net operating loss carryforwards ("NOL") of approximately $35,100,000. Of this amount approximately $22,744,000 and $10,645,000 will be available through 2013 and 2020 respectively. The rest of the NOL carryforward will be available through the year 2021. However, of the amount available through 2013 and 2020, $20,100,000 relates to deductions associated with the exercise of stock options. The tax benefit of approximately $7,236,000 associated with this stock option deduction will be recorded as additional paid-in capital when realized. The NOL carryforwards may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $432,000 in U.S. federal alternative minimum tax credits and $325,000 in foreign tax credits which may be utilized in the future to offset any regular corporate income tax liability.

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

    On August 3, 1999, the Company entered into an agreement with the two purchasers of its common stock to terminate and void those agreements and to repurchase, for $4,600,000, the purchasers' common stock totaling 465,794 shares and warrants to acquire additional shares. The Company has no further obligation to sell additional stock to the purchasers, who were also relieved of obligations to purchase additional shares. As a part of the settlement, the purchasers released the Company from all claims and dismissed with prejudice the lawsuit which they had commenced against the Company, resulting in an expense of $600,000, which was reported in other expense in the consolidated statement of operations for the fiscal year ended June 30, 2000. Payment of $600,000 was made for the release from this agreement.

Stock Incentive Plan

    The Company has a Stock Incentive Plan for officers and other key employees of the Company. Under the terms of this plan the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options, nonqualified stock options, stock appreciation rights and/or restricted stock. The Company's 1987 plan, which has expired, covered a maximum of 700,000 shares of common stock, of which 2,250 shares remain outstanding and exercisable. In February 1997, the Company's Board of Directors approved a new stock option plan covering a maximum of 600,000 shares of common stock, which was subsequently amended to 5,000,000 through shareholder amendments in February 1999, January 2000 and November 2000. There were 4,145,650 net shares granted under this plan as of June 30, 2001.

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

    The share information for all plans is summarized below:

	Incentive Stock Options	Non-Qualified Stock Options	Restricted Stock Options	Weighted Average Exercise Price
Outstanding July 1, 1998	580,576	497,000	661,000	$7.68
Granted	329,650	1,657,500	—	8.28
Exercised	(232,676)	(580,061)	(646,000)	5.13
Canceled	(407,340)	(521,000)	(15,000)	12.31

Outstanding June 30, 1999	270,210	1,053,439	—	8.09
Adjustment (1)	606,939	(606,939)
Granted	2,092,000	180,000	—	5.64
Exercised	(540,000)	(5,000)	—	5.69
Canceled	(218,593)	(124,500)	—	7.13

Outstanding June 30, 2000	2,210,556	497,000	—	6.72
Granted	310,000	75,000	—	1.06
Canceled	(228,167)	(527,500)	—	6.49

Outstanding June 30, 2001	2,292,389	44,500	—	$5.77

(1)
Adjustment reflects options disclosed previously as non-qualified that should have been recorded as incentive.

    The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2001:

Options Outstanding
Exercise Prices
Range	Weighted Average	Number of Shares	Weighted Average Remaining Contractual Life
$0.15-$1.75	$0.47	231,250	9.5 years
1.84-3.38	1.87	81,800	9.1 years
5.51-6.50	5.56	1,402,400	8.7 years
8.73	8.73	621,439	7.8 years

		2,336,889

Options Exercisable
Exercise Prices
Range	Weighted Average	Number of Shares
$0.15-$1.75	$0.47	231,250
1.84-3.38	1.87	81,800
5.51-6.50	5.55	1,233,906
8.73	8.73	578,438

		2,125,394

  Pro Forma Option Information

    Had compensation costs for the Company's stock option plans been recorded at fair value, the Company's pro forma net loss and loss per share would have been as follows:

	2001	2000	1999
Net income (loss) (in thousands):
As reported	$1,369	$(15,738)	$(11,547)
Pro forma	$(496)	$(26,189)	$(18,788)
Basic and diluted EPS:
As reported	$.10	$(1.58)	$(1.25)
Pro forma	$(.04)	$(2.85)	$(2.16)

    The weighted average fair value of options granted in fiscal 2001 was $0.98, 2000 was $4.86 , and 1999 was $5.91. Because the fair value provisions have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

	2001	2000	1999
Risk-free interest rate	5.00%	6.00%	4.25%
Expected life	5 years	5 years	5 years
Expected volatility	150%	120%	100%
Expected dividend yield	None	None	None

8.  COMMITMENTS AND CONTINGENCIES

  Class Action Lawsuit

    K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480. This action consolidates twenty three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees and any other relief the Court deems just and proper. K-tel moved to dismiss the Complaint, and, on July 31, 2000, the U.S. District Court granted the Company's motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs' request to amend the complaint in order to refile the complaint in the future. The plaintiff has appealed and the court of appeals is scheduled to hear the matter in October 2001. K-tel has two insurance policies providing coverage of up to $20,000,000, which is subject to the insurers' reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.

  Early v. K-tel International, Inc.

    On January 11, 1999, The Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc., et al, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists. The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation against the Company, brought against the Company by Mr. Early in 1997, was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees. The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court ruled that the complaint was dismissed against the other manufacturers, distributors and nationwide retailers. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

  Mix Connection Multimedia, Inc. v. K-tel International (USA), Inc.

    On January 25, 2001, K-tel International (USA), Inc. was named in a lawsuit in Hennepin County, Minnesota district court which was brought by Mix Connection Multimedia, Inc. ("Mix Connection"). Mix Connection alleges that it sold product to K-tel (USA) and that K-tel (USA) failed to pay for the product. Mix Connection asserts claims of breach of contract and replevin and seeks damages in the amount of approximately $566,000. The action has been stayed as a result of K-tel (USA)'s Chapter 7 bankruptcy filing.

  RTL Shopping S.A.

    The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing, Ltd., alleging that RTL9 ran a commercial for K-tel Marketing that translated language indicating that the product was "just like" or "as good as others" in English script to "better than" competing products in French, contrary to French law. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL filed a suit in December 2000, against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001 the Company filed documents disputing the claim and advising the court of K-tel (USA)'s Chapter 7 bankruptcy filing. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

  Creative Products, Inc.

    As reported in the Company's Form 10-K for the year ended June 30, 2000, K-tel and its chairman were named in a lawsuit by Creative Products, Inc. ("CPN") brought in the Superior Court of the State of California in 1999. The suit arose out of a distribution relationship between the Company and CPN related to the Smart Gym(tm) product. CPN alleged breach of contract, fraud and unfair competition. In December of 2000, the suit was dismissed pursuant to a settlement agreement between the parties. The settlement was within amounts previously accrued.

  Carnegie Entertainment v K-tel (USA)

    Carnegie Entertainment ("Carnegie") and K-tel (USA), entered into a distribution agreement. Carnegie sued for breach of contract, tortuous interference with contractual relations and interference with prospective business relations. Carnegie seeks damages in excess of $500,000. The case was stayed by K-tel (USA)'s bankruptcy petition.

  Litigation and Disputes

    K-tel is also involved in other legal actions in the ordinary course of its business. With all litigation matters, management considers their likelihood of loss based on the facts and circumstances. When management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

  Subsidiary Bankruptcy

    In March 2001, the Company's music distribution subsidiary in the United States, K-tel (USA), ceased operations and filed for protection under Chapter 7 of the U.S. bankruptcy code. Although the bankruptcy court has not yet confirmed the formal plan of liquidation, the Company has not been informed by the trustee or its counsel of any plan by the court to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel (USA). Management believes the Company will have no ongoing material liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding.

  Inventory

    Certain of the recordings in the Company's music compilations require the advance payment of royalties, publishing rights or commitments to purchase a minimum number of CDs or cassettes. The royalty and publishing amounts, which are advanced based on these commitments, may not be recoverable if the sales of the CDs and cassettes do not meet the contractual minimum. When it is determined that a royalty advance will not be recovered, it is charged to expense in that period. In addition, the Company may be required to purchase additional inventory or re-negotiate contracts related to products which had a minimum purchase commitment that is not being met. At June 30, 2001, the Company had no significant purchase commitments, as the prior year amounts related to K-tel (USA). As of June 30, 2000, the Company had commitments to purchase approximately $1,914,000 of inventory on guaranteed contracts. A reserve for possible future losses on these purchase commitments of approximately $844,000 at June 30, 2000, was recorded in other liabilities on the balance sheet. No such reserve was necessary at June 30, 2001.

  Royalties

    During the year ended June 30, 2000, the Company received an audit claim for $9.4 million from the Harry Fox Agency, Inc. covering the period July 1, 1994 through June 30, 1998. The Company has received similar audits in the past and, following extensive research, generally arrives at a substantially lower settlement. During the year ended June 30, 2000, the Company adjusted its royalty reserve to allow for an eventual settlement and feels its reserve is adequate. This liability was surrendered to the bankruptcy trustee when K-tel (USA) filed for Chapter 7 Bankruptcy protection.

  Leases

    The Company has entered into several office and warehouse leases which expire through 2005. Commitments under these leases are $128,000 in 2002, $128,000 in 2003, $120,000 in 2004 and $120,000 in 2005. Rental expense was $654,000 in 2001, $1,007,000 in 2000 and $956,000 in 1999.

9.  RELATED PARTY TRANSACTIONS

    See Note 4 for information regarding debt transactions with related parties.

    The Company purchased approximately $574,000 in fiscal 2001, $198,000 in fiscal 2000 and $34,000 in fiscal 1999 of consumer products from K-5. There were trade payables outstanding of $285,000, $150,000 and $51,000 at June 30, 2001, 2000 and 1999.

    The Company sold approximately $13,000 during fiscal 2001, $174,000 during fiscal 2000 and $12,000 during fiscal 1999 of consumer convenience products to K-5. There was a balance receivable from K-5 of $109,000, $224,000, and $33,000 at June 30, 2001, 2000 and 1999. No interest was charged on the related outstanding balances.

    K-5 retained the services of a consultant to assist in matters relating to its operations, as well as those of the Company. K-5 estimates the value of the services paid to the consultant in fiscal 1999 on behalf of the Company to be $80,000. The Company has recorded this as a contribution to additional paid-in-capital.

10. BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

    The Company markets and distributes entertainment products internationally. K-tel's businesses are organized, managed and internally reported as three segments: retail music sales, music licensing, and other, which consists primarily of e-commerce. These segments are based on differences in products, customer type and sales and distribution methods. The Company's consumer product operations have been discontinued and are presented in the accompanying financial statements as discontinued operations and are therefore not included in the segment information.

    The retail music segment consists primarily of the sales of pre-recorded music both from the Company's music master catalog and under licenses obtained from other record companies. The Company sells compact discs and DVD's directly to retailers, wholesalers and rack service distributors' which stock and manage inventory within music departments for retail stores. The operations of K-tel Finland are included in this segment during 1999.

    In the licensing segment, the Company licenses the rights to its master music catalog, consisting of original recordings and re-recordings of music from the 1950's through today, to third parties world-wide for use in albums, films, television programs, and commercials, for either a flat fee or a royalty based on the number of units sold.

    Operating profits or losses of these segments include an allocation of general corporate expenses. Depreciation and amortization and capital additions are not significant and have therefore been excluded from presentation.

    Certain financial information on the Company's continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION		Music	Licensing	Other	Corporate/ Elimination	Total Company
		(in thousands)
Net Sales	2001	$14,202	$3,710	$365	$(763)	$17,514
	2000	25,739	3,698	575	(920)	29,092
	1999	40,329	4,272	1,117	(1,068)	44,650
Operating Income (loss)	2001	$(7,749)	$425	$(2,156)	$—	$(9,480)
	2000	(11,308)	819	(2,491)	—	(12,980)
	1999	(5,301)	2,052	(5,107)	—	(8,356)
Assets	2001	$1,501	$1,650	$443	$238	$3,832
	2000	11,856	1,832	689	1,037	15,414
	1999	18,361	2,372	1,771	3,342	25,846
GEOGRAPHIC INFORMATION		United States	Europe	Total
Net Sales	2001	$13,914	$3,600	$17,514
	2000	25,277	3,815	29,092
	1999	32,764	11,886	44,650
Assets	2001	$2,042	$1,790	$3,832
	2000	13,583	1,831	15,414
	1999	22,246	3,600	25,846

SCHEDULE II

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30,

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Net Sales	Charged to Other Accounts(1)	Deductions		Balance at End of Period
Allowance for Doubtful Accounts
2001	$1,416	$(41)	$(4)	$(1,338)	(2)	$33
2000	$1,349	$59	$(5)	$13	(2)	$1,416
1999	$540	$1,072	$(2)	$(261)	(2)	$1,349
Reserve for Returns
2001	$4,623	$45	$(3)	$(4,615)		$50
2000	$3,884	$5,140	$(1)	$(4,400)		$4,623
1999	$4,038	$5,056	$(2)	$(5,208)		$3,884

(1)
Exchange rate change

(2)
Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

    The Exhibits listed below, which are numbered corresponding to Item 601 of Regulation S-K, are filed as a part of this report.

Exhibit	Item
3	Restated Articles of Incorporation and Restated By-Laws	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1985
3.1	Amendment to Articles of Incorporation	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the year ended March 31, 1998
10.1	1987 Stock Incentive Plan	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1987
10.2	Non-Qualified Stock Option Agreement—Philip Kives	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
10.3	1997 Stock Option Plan	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997
10.4	Loan and Security Agreement—Foothill Capital Corporation	Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
10.5	Non-Qualified Stock Option Agreement—Philip Kives	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998
10.6	Amendment Number One—Loan and Security Agreement—Foothill Capital Corporation	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998
10.7	Amendment Number Two—Loan and Security Agreement—Foothill Capital Corporation	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998
10.8	Restated Amendment Number Two—Loan and Security Agreement—Foothill Capital Corporation.	Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998
10.9	Sale and Purchase Agreement relating to K-tel International (Finland) Oy by and between K-tel International, Inc. an Edel Music AG, dated September 10, 1999.	Incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 24, 1999
10.10	Letter Agreement relating to K-tel International (Finland) Oy by and between K-tel international, Inc. and Edel Music AG, dated September 10, 1999.	Incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on September 24, 1999
10.11	Securities Purchase Agreement by and between K-tel International, Inc. and two investors, dated April 21, 1999.	Incorporated herein by reference to the Registrant's Report on Form 8-K filed on April 27, 1999
10.12	Settlement Agreement and Mutual Release of Securities Purchase Agreement Settlement by and between K-tel International, Inc. and two investors, dated August 3, 1999.	Incorporated herein by reference to the Registrant's Report on Form 8-K filed on August 4, 1999
10.13	Form of Stock Option Agreement under the 1997 Stock Option Plan	Incorporated herein by reference to the Registrant's Annual report on Form 10-K for the year ended June 30, 2000
10.14	Form of Stock Option Agreement under the 1997 Stock Option Plan	Incorporated herein by reference to the Registrant's Annual report on Form 10-K for the year ended June 30, 2000
10.15	Amendment Number Three—Loan and Security Agreement—Foothill Capital	Incorporated herein by reference to the Registrant's Annual report on Form 10-K for the year ended June 30, 2000
10.16	Amendment Number Four—Loan and Security Agreement—Foothill Capital	Incorporated herein by reference to the Registrant's Annual report on Form 10-K for the year ended June 30, 2000
21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Certified Public Accountants—Grant Thornton LLP	Filed herewith
23.2	Consent of Independent Public Accountants—Arthur Andersen LLP	Filed herewith

QuickLinks

TABLE OF CONTENTS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
  ITEM 1: BUSINESS
  ITEM 2: PROPERTIES
  ITEM 3: LEGAL PROCEEDINGS
  ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6: SELECTED FINANCIAL DATA
  ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11: EXECUTIVE COMPENSATION
Summary Compensation Table
Option Grants in Last Fiscal Year (individual grants)
Aggregated Option Exercises in Last Fiscal Year and FY-end Option Values
  ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
  (ITEM 14(A)) K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30 (in thousands)
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30 (in thousands—except per share data)
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30 (in thousands)
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30 (in thousands)
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001, 2000 AND 1999
K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Years ended June 30, (In thousands)
EXHIBIT INDEX