Form 10-Q
period 2001-09-30
K TEL INTERNATIONAL INC
filed 2001-11-14
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  0-6664

K-TEL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Minnesota

41-0946588

(State or other jurisdiction of	(I.RS. Employer
incorporation or organization)	Identification No.)

5555 Pioneer Creek Drive, Maple Plain Minnesota	55359
(Address of principal executive offices)	(Zip Code)

(763) 479-8170

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                             Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practical date.  As of November 9, 2001, there were 13,653,738  shares of the registrant’s common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

 FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

September 30, 2001 and June 30, 2001

(in thousands)

	September 30,	June 30,
	2001	2001

ASSETS
Current Assets:
Cash and equivalents	$186	$173
Accounts receivable, net	1,270	915
Inventories	400	418
Royalty and other advances	156	182
Prepaid expenses and other	398	480
Total Current Assets	2,410	2,168

Property and equipment, net of accumulated depreciation and amortization of $1,157 and $1,136	199	231

Owned catalog masters, net of accumulated amortization of $2,746 and $2,687	1,488	1,424
Other assets	8	9

	$4,105	$3,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Loans payable to affiliate	$9,405	$8,807
Accounts payable	2,079	1,284
Accrued royalties	2,145	2,080
Reserve for returns	61	50
Other current liabilities	131	760
Net liabilities of discontinued operations	1,132	1,103
Total Current Liabilities	14,953	14,084

Shareholders’ Deficit:
Common stock	136	136
Additional paid-in capital	20,680	20,680
Accumulated deficit	(31,289)	(30,785)
Cumulative translation adjustment	(375)	(283)
Total Shareholders’ Deficit	(10,848)	(10,252)

	$4,105	$3,832

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

Three Months Ended

	September 30,
	2001	2000

Net Sales	$1,381	$6,171

Costs and Expenses:
Cost of goods sold	522	4,420
Advertising	23	192
Selling, general & administrative	1,233	2,612
Total Costs and Expenses	1,779	7,224
Operating Loss	(398)	(1,053)

Other Income (Expense):
Interest income	---	46
Interest expense	(81)	(225)
Foreign currency transaction gain (loss)	---	(338)
Total Other Income (Expense)	(81)	(517)

Loss from Continuing Operations
Before Taxes	(479)	(1,570)

Income Taxes	---	(6)

Loss from Continuing Operations	(479)	(1,576)

Discontinued Operations:
Loss from Discontinued Operations	(25)	(954)

Net Loss	$(504)	$(2,530)

Loss per Share - Basic and Diluted:
Continuing Operations	$(.04)	$(.15)
Discontinued Operations	--	(.10)
Net Loss	$(.04)	$(.25)

Weighted Average Shares Outstanding – Basic and Diluted:	13,654	10,320

Comprehensive Income (loss):
Net loss	$(504)	$(2,530)
Foreign currency gain (loss)	(92)	327
Comprehensive Loss	$(596)	$(2,203)

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

 (in thousands)

Three Months Ended

	September 30,
	2001	2000
Cash flows from Operating Activities:
Net loss	$(504)	$(2,530)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	69	166
Loss on Fixed Asset Disposal	4	---
Discontinued operations	29	954
Changes in operating assets and liabilities:
Accounts receivable	(314)	(295)
Inventories	28	(199)
Royalty and other advances	30	(227)
Prepaid expenses and other	94	39
Accounts payable and other	140	137
Accrued royalties	61	385
Reserve for returns	9	131
Cash used in operating activities	(354)	(1,439)

Cash flows from Investing Activities:
Proceeds from sale of property and equipment	27	49
Purchases of property and equipment	---	(8)
Music catalog additions	(114)	(43)
Cash used in investing activities	(87)	(2)

Cash flows from Financing Activities:
Borrowings on loans payable	789	7,100
Payments on loans payable	(191)	(6,614)
Cash provided by financing activities	598	486

Effect of exchange rates on cash	(144)	500

Net increase (decrease) in cash and equivalents	13	(455)

Cash and equivalents at beginning of period	173	799

Cash and equivalents at end of period	$186	$344

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             BUSINESS AND LIQUIDITY

K-tel International, Inc. (the "Company", "K-tel", or the "Registrant") was incorporated in 1968 with corporate offices located in Maple Plain, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels.

During the three months ended September 30, 2001, the Company continued to sustain losses from continuing operations, losing $479,000 during the period.  Additionally, the Company had a working capital deficit of $12,543,000 at September 30, 2001.

The Company's ability to continue its present operations and successfully implement future expansion plans is contingent upon its ability to maintain its line of credit arrangements with K-5, increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company's current operations may not be adequate to fund operations and service its indebtedness during fiscal 2002.  Management is concentrating its efforts on returning the Company to profitability by focusing on its music licensing business and limited music distribution.  However, there can be no assurance that the Company’s business plan will be successful in this effort.  In the event the Company is unable to fund its operations and its business plan, it may be unable to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

                Subsidiary Bankruptcy

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc., (“K-tel (USA)”) ceased operations and filed for protection under Chapter 7 of the U. S. bankruptcy code.  In connection with this filing, the assets and liabilities of this subsidiary have been removed from the books of the Company as control of the subsidiary was transferred to the bankruptcy trustee. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding.  Sales of this subsidiary included in the three months ended September 30, 2000 were $5,097,000.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment.  The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively.  Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. Net sales for the three months ended September 30, 2000 were $3,154,000.  The accompanying consolidated financial statements have been prepared (and restated, in the case of the 2000 financial statements) to reflect the consumer products division as a discontinued operation.

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year as a whole.  The unaudited condensed consolidated balance sheet for June 30, 2001 has been derived from audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2001.

Principles of Consolidation – The accompanying condensed consolidated unaudited financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned.  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company derives its revenue from several different sources: the sale of music compilations (predominately compact discs) produced by the Company and license revenue from the licensing of Company-owned masters.  Revenue from the music sales is recognized at the time of the sale to the customer, while license revenue is recognized when payment is received from customers, because prior to that date collection is not considered probable.  Most music sales are made with a right of return of unsold goods.  Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company.  These reserves are recorded at the time of the sales and are reflected as a reduction in revenue.

Cost of Goods Sold – The Company expenses all product manufacturing, distribution and royalty costs associated with the music sales as cost of goods sold.  The Company also expenses royalties, commissions and amortization of its owned masters associated with its license revenue as cost of goods sold.

Shipping and Handling Costs – The Company expenses all shipping and handling costs incurred in the shipment of goods within cost of goods sold.

Cash and Equivalents – Cash and equivalents consist principally of cash, and short-term, highly liquid investments with original maturities of less than ninety days.

Inventories – Inventories, which consist of finished goods that include all direct product costs, are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Owned Catalog Masters – The Company capitalizes the costs to purchase owned masters at the time of acquisition.  These costs are amortized over the estimated useful life of these masters, which is generally seven years and represents managements’ best estimate of the average period of value.

Rights to Use Music Product- Certain of the Company's compilation products are master recordings under license from record companies and publishers.  In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product.  The amounts paid for minimum guarantees or non–returnable advances are capitalized and charged to expense as sales are made.  When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non–returnable advances, a provision against current operations is made for anticipated losses.  The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets.  Licenses are subject to audit by licensors.

Property and Equipment - Property and equipment are stated at cost.  Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets which range from three to nine years.

Long Lived-Assets – The Company evaluates its long-lived assets quarterly, or earlier if a triggering event occurs, to determine potential impairment by comparing the carrying value of those assets to the related undiscounted future cash flows assets.  If an asset is determined to be impaired, it is written down to its estimated net realizable value.

Royalties - The Company has entered into license agreements with various publishers under which it pays royalties on units sold.  The Company accrues royalties using contractual or statutory rates and certain estimated rates on applicable units sold.  The contractual royalty liability is computed quarterly, the statutory royalty is computed monthly and the accrued royalty balance is adjusted accordingly.  The royalty agreements are subject to audit by licensors.

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

Foreign Currency - The operations of all foreign entities are measured in local currencies.  Assets and liabilities are translated into U.S. dollars at period end exchange rates.  Revenues and expenses are translated at the average exchange rates prevailing during the period.  Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of shareholders' equity.

Stock–based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method and recognizes compensation expense for certain stock based awards granted to employees.

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at currently enacted tax rates.

Net Loss Per Share - Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the effect would be antidilutive.  Options to purchase 2,336,434 and 2,804,488,shares of common stock, with weighted average exercise prices of $5.88 and $6.36 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

Use of Estimates - Preparing consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates used by management.

3.             LOANS PAYABLE TO AFFILIATE

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel.  Under the terms of the agreement (the K-5 facility), K-5 agreed to make available up to $8,000,000 on a revolving basis.  The loan bears interest at a variable rate based upon the “base rate” of a lending institution (6.00% at September 30, 2001), expires on November 20, 2001, and is subordinated to the Foothill loan (see below).  The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement.  K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan.  As of June 30, 2001, K-tel had an outstanding balance of $4,807,000 and as of September 30, 2001, K-tel had an outstanding balance of $5,405,000 under the K-5 facility.

On February 27, 2001, K-tel International, Inc. entered into an Assignment and Acceptance Agreement pursuant to which Foothill Capital Corporation (“Foothill”) assigned to K-5 all of Foothill’s rights and obligations as the creditor under a Loan and Security Agreement dated November 19, 1997, between Foothill, K-tel  (USA), Dominion Entertainment, Inc., K-tel Consumer Products, Inc., K-tel TV, Inc. and K-tel Video, Inc. (the “Foothill Loan”).  K-tel International, Inc. is a guarantor of the Foothill Loan.  K-5 paid Foothill  $3,480,000 in consideration for assignment of the Foothill Loan and other ancillary agreements, representing the principal amount of all outstanding obligations to Foothill together with accrued interest and fees.  Pursuant to the Assignment and Acceptance Agreement, K-tel International, Inc. and K-5 released and discharged Foothill from any obligations as the lender under the Foothill Loan.  K-tel International, Inc. will continue to guarantee payments to be made to K-5 pursuant to the Foothill Loan.

The assigned Foothill Loan provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due in full on November 20, 2001, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables.  Borrowings under the facility bear interest at a variable rate based on a “base rate” announced by a banking affiliate associated with Foothill plus 1% (7.00% at September 30, 2001) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles.  The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel.  K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel’s obligations under its guaranty.  As of September 30 and June 30, 2001, $4,000,000 was outstanding under the term loan and there were no available borrowings available under the revolving facility due to borrowing base limitations.  K-tel was in default under the covenants, limitations and restrictions of the credit agreement, but K-5 has permitted the default situation to continue.

In a separate transaction pursuant to a voluntary Surrender Agreement entered into on March 12, 2001, between K-tel (USA) and K-5 and amended on March 17, 2001, K-tel (USA) voluntarily surrendered assets to K-5 which served as collateral pursuant to a Loan and Security Agreement in connection with the Foothill Loan.  In consideration of the surrender of such assets, K-5 agreed to apply funds realized from their disposition in accordance with the Uniform Commercial Code and to reduce the amount of indebtedness owed by K-tel (USA) to K-5 on a dollar for dollar basis as proceeds are collected.  The Foothill loan balance at September 30, 2001 has been reduced to reflect collections received through that date.  Management does not expect future collections to be significant.

Both of the Company’s existing debt agreements expire in November 2001.  Management anticipates that it will be able to enter into new agreements with comparable rates and terms.

4.          COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480.  This action consolidates twenty three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in the United States District Court for the District of Minnesota.  On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998.  The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees and any other relief the Court deems just and proper.  K-tel moved to dismiss the Complaint, and, on July 31, 2000, the U.S. District Court granted the Company's motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs' request to amend the complaint in order to refile the complaint in the future.  The plaintiff appealed, and the court of appeals heard the matter in October 2001. The Company is waiting a court ruling. K-tel has two insurance policies providing coverage of up to $20,000,000, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.  K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

                Early v. K-tel International, Inc.

On January 11, 1999, The Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc., et al, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early.  The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers.  The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants.  The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists.  The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing.  Similar litigation against the Company, brought against the Company by Mr. Early in 1997, was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds.  The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.  The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court dismissed the complaint against the other manufacturers, distributors and nationwide retailers, but allowed the case to continue against the Company.   While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff’s claims.

                Mix Connection Mutimedia, Inc. v. K-tel International (USA), Inc.

On January 25, 2001, K-tel International (USA), Inc. was named in a lawsuit in Hennepin County, Minnesota district court which was brought by Mix Connection Multimedia, Inc. (“Mix Connection”). Mix Connection alleges that it sold product to K-tel (USA) and that K-tel (USA) failed to pay for the product. Mix Connection asserts claims of breach of contract and replevin and seeks damages in the amount of approximately $566,000. The action has been stayed as a result of K-tel (USA)’s Chapter 7 bankruptcy filing.

                RTL Shopping  S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing, Ltd., alleging that RTL9 ran a commercial for K-tel Marketing that translated language indicating that the product was “just like” or “as good as others” in English script to “better than” competing products in French, contrary to French law. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL filed a suit in December 2000, against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001 the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing.  A procedural hearing has been scheduled for December 3, 2001 at which time RTL9 will file its brief in response to the Company's filing. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

Carnegie Entertainment v K-tel (USA)

Carnegie Entertainment  (“Carnegie”) and K-tel (USA), entered into a distribution agreement.  Carnegie sued for breach of contract, tortuous interference with contractual relations and interference with prospective business relations.  Carnegie seeks damages in excess of $500,000.  The case was stayed by K-tel  (USA)’s bankruptcy petition.

Hollins & Fields, LLP v K-tel International, Inc.

Hollins & Fields, LLP (H&F) sublet a portion of the Company's former executive offices in Los Angeles.  On September 21, 2001, H&F sued for breach of contract and conversion, seeking damages in excess of $150,000.  While discovery has not yet begun and no assurances can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

Other Litigation and Disputes

K-tel is also involved in other legal actions in the ordinary course of its business.  With all litigation matters, management considers their likelihood of loss based on the facts and circumstances.  When management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

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

5.             SEGMENT INFORMATION

The Company markets and distributes entertainment products internationally.  K–tel's businesses are organized, managed and internally reported as two segments: retail music sales and music licensing.  These segments are based on differences in products, customer type and sales and distribution methods.

     The retail music segment consists primarily of the sales of pre–recorded music both from the Company’s music master catalog and under licenses obtained from other record companies. The Company sells compact discs and DVD’s directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

                In the licensing segment, the Company licenses the rights to its master music catalog, consisting of original recordings and re–recordings of music from the 1950's through today, to third parties world–wide for use in albums, films, television programs, and commercials, for either a flat fee or a royalty based on the number of units sold.

          Operating profits or losses of these segments include an allocation of general corporate expenses.

Certain financial information on the Company’s continuing operating segments is as follows

BASIC SEGMENT INFORMATION

				Corporate Elimination	Total Company
Three Months Ended September 30,		Music	Licensing
		(in thousands)
Net Sales	2001	$756	$784	$(159)	$1,381
	2000	5,548	810	(187)	6,171

Operating	2001	$(573)	$175	--	$(398)
Income (Loss)	2000	(1,150)	97	--	(1,053)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THE THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2000

General

Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels.

For this analysis, the following changes in the Company’s business should be considered:  K-tel closed the operations of its German subsidiary, Dominion Vertriebs GmbH, in June 2000, one of its subsidiaries in the United Kingdom, K-tel Marketing Ltd., in November 2000 and a U.S. subsidiary, K-tel Consumer Products, Inc. in February 2001. These three closings represent the discontinuation of the Company’s consumer products division and accordingly have been presented in the accompanying financial statements as discontinued operations.  In addition, in March 2001, the Company’s music distribution subsidiary in the United States, K-tel (USA) ceased operations and filed for protection under Chapter 7 of the U.S. bankruptcy code.

Net sales for the three months ended September 30, 2001 were $1,381,000, a decline of 77.6% from sales of $6,171,000 for the quarter ended September 30, 2000. This sales decline can be attributed to the cessation of operations of the Company’s domestic music distribution subsidiary, K-tel (USA).  The loss for the three months ended September 30, 2001 was $504,000, or $.04 per share, compared to a loss of $2,530,000, or $.25 per share, for the three months ended September 30, 2000.

General corporate expenses of $364,000 and $355,000 for the three months ended September 30, 2001 and 2000 have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $756,000 for the three months ended September 30, 2001 compared to $5,548,000 for the three months ended September 30, 2000, a decrease of $4,792,000, or 86.4%. While European sales increased $121,000, domestic music sales decreased $4,913,000.  The domestic business had been comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels.  Sales declined as K-tel (USA) ceased operations and filed for bankruptcy in March 2001.  Sales during the three months ended September 30, 2001 are in another domestic subsidiary that markets products derived from the Company’s proprietary master music catalog.

Cost of goods sold in the music segment decreased to 66.4% of sales for the three months ended September 30, 2001 compared to 78.9% of sales for the three months ended September 30, 2000.  This reflects the Company’s continuing efforts to reduce product costs and eliminate products that do not generate and acceptable gross profit.  Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased to $23,000 and was approximately 3.1% of sales for the three months ended September 30, 2001 compared to $123,000, or 2.6% of sales for the three months ended September 30, 2000.  This decrease is related to the reduced sales levels.  Selling, general and administrative expenses were $803,000, or 106.2% of sales for the three months ended September 30, 2001 compared to $2,180,000, or 45.5% of sales for the three months ended September 30, 2000.  The reduction of $1,377,000 is mainly because of the closure of the former domestic music distribution subsidiary.  The costs in excess of sales during the three months ended September 30, 2001 reflect the start up costs of implementing the Company’s new music distribution strategy.  As a result, the music segment incurred an operating loss of $573,000 for the three months ended September 30, 2001 compared to an operating loss of $1,150,000 for the three months ended September 30, 2000.

Licensing

Licensing revenue was $784,000 in the three months ended September 30, 2001 compared to $810,000 for the three months ended September 30, 2000, a decrease of 3.2%.  Revenue in Europe decreased $64,000 as the Company began to evaluate its licensing activities with the goal of increasing profitability.  Included in the segment revenue in the three months ended September 30, 2001 and 2000 were approximately $159,000 and $187,000 of intercompany revenues, respectively, which are eliminated on the accompanying financial statements.  Operating income in the licensing segment was $175,000 for the three months ended September 30, 2001 and $97,000 for the three months ended September 30, 2000, an increase of 80.4%.

B. LIQUIDITY AND CAPITAL RESOURCES

On September 27, 1999, K-tel entered into a written Line of Credit Agreement with K-5 Leisure Products, Inc. ("K-5"), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel.  Under the terms of the agreement (the K-5 facility), K-5 agreed to make available up to $8,000,000 on a revolving basis.  The loan bears interest at a variable rate based upon the “base rate” of a local lending institution (6.00% at September 30, 2001), expires on November 20, 2001, and is subordinated to the Foothill loan (see below).  The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement.   K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan.  As of September 30 and June 30, 2001, K-tel had an outstanding balance of $5,405,000 and $4,807,000 under the K-5 facility.

On February 27, 2001, K-tel International, Inc. entered into an Assignment and Acceptance Agreement pursuant to which Foothill Assigned to K-5 all of Foothill’s rights and obligations as the creditor under a Loan and Security Agreement dated November 19, 1997, between Foothill, K-tel (USA), Dominion Entertainment Inc., K-tel Consumer Products, Inc., K-tel TV, Inc. and K-tel Video, Inc. (the “Foothill Loan”). K-tel International, Inc. is a guarantor of the Foothill Loan. K-5 paid to Foothill an aggregate of $3,480,000 in consideration for assignment of the Foothill Loan and other ancillary agreements, representing the principal amount of all outstanding obligations to Foothill under the Foothill Loan together with an accrued interest, fees and other payments owed to Foothill. Pursuant to the Assignment and Acceptance Agreement, K-tel International, Inc. and K-5 released and discharged Foothill from any obligations as the lender under the Foothill Loan. K-tel International, Inc. will continue to guarantee payments to be made to K-5 pursuant to the Foothill Loan.

The assigned Foothill Loan provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” announced by a banking affiliate associated with Foothill plus 1% (7.00% at September 30, 2001) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. K-tel has guaranteed the obligations of its subsidiaries under the credit facility and has pledged the stock of those subsidiaries and its assets to secure K-tel’s obligations under its guaranty. As of September 30 and June 30, 2001, $4,000,000 was outstanding under the term loan and there were no available borrowings available under the revolving facility due to borrowing base limitations. K-tel was in default under the covenants, limitations and restrictions of the credit agreement, but K-5 has permitted the default situation to continue.

In a separate transaction pursuant to a voluntary Surrender Agreement entered into on March 12, 2001, between K-tel (USA) and K-5 and amended on March 17, 2001, K-tel (USA) voluntarily surrendered assets to K-5 which served as collateral pursuant to a Loan and Security Agreement in connection with the Foothill Loan. In consideration of the voluntary surrender of such assets, K-5 agreed to apply funds realized from the disposition of assets in accordance with the Uniform Commercial Code and to reduce the amount of indebtedness owed by K-tel (USA) to K-5 on a dollar for dollar basis as proceeds are collected.  The Foothill loan balance at September 30, 2001 has been reduced to reflect collections received through that date.  Management does not expect future collections to be significant.

K-tel has primarily funded its operations to date through internally generated capital, proceeds from stock option exercises and secured loans from K-5. Management currently believes that K-tel has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term. In part, this is a result of projected improvement in operating results in fiscal 2002 as well as the two existing lines of credit with K-5. Although K-tel’s lender continues to advance funds sufficient to meet the Company’s needs at this time, there can be no assurance that this will be adequate or continue in the future or that K-tel will be able to obtain additional financing upon favorable terms when required.

The Company's ability to continue its present operations and successfully implement future expansion plans is contingent upon its ability to maintain its line of credit arrangements with K-5, increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company's current operations may not be adequate to fund operations and service its indebtedness during fiscal 2002.  Management is concentrating its efforts on returning the Company to profitability by focusing on its music licensing business and limited music distribution.  However, there can be no assurance that the Company’s business plan will be successful in this effort.  In the event the Company is unable to fund its operations and its business plan, it may be unable to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Both of the Company’s existing debt agreements expire in November 2001.  Management anticipates that it will be able to enter into new agreements with comparable rates and terms.

Important Factors Relating to Forward Looking Statements

Information in this Form 10-Q of a non-historical nature relates to future events and results of the Company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The use of terminology such as "believe," "may," "will," "expect," "anticipate," "estimate," "should," "continue," other variations thereof or comparable terminology may identify such forward-looking statements.  Actual results and performance may differ materially from expressed forward looking statements because of certain risks and uncertainties, including but not limited to, changes in political and economic conditions; demand for and market acceptance of new and existing products; the impact from competition for Internet content, merchandise and recorded music; dependence on strategic alliance partners, suppliers and distributors; market acceptance of the Internet for commerce and as a medium for advertising; technological changes and difficulties; availability of financing and other risks discussed in the Company’s 10-K report for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, except as required by law in the normal course of its public disclosure practices.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company's market risk during the three months ended September 30, 2001.  For additional information, refer to page 12 of the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001.

PART II

ITEM 1. LEGAL PROCEEDINGS

Class Action Lawsuit

K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480.  This action consolidates twenty three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in the United States District Court for the District of Minnesota.  On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998.  The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys' fees and any other relief the Court deems just and proper.  K-tel moved to dismiss the Complaint, and, on July 31, 2000, the U.S. District Court granted the Company's motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs' request to amend the complaint in order to refile the complaint in the future.  The plaintiff appealed, and the court of appeals heard the matter in October 2001. The Company is waiting a court ruling. K-tel has two insurance policies providing coverage of up to $20,000,000, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.  K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

Early v. K-tel International, Inc.

On January 11, 1999, The Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc., et al, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early.  The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers.  The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants.  The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists.  The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing.  Similar litigation against the Company, brought against the Company by Mr. Early in 1997, was dismissed by a U.S. Federal Court in 1999 on jurisdictional grounds.  The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to vigorously defend the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.  The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court dismissed the complaint against the other manufacturers, distributors and nationwide retailers, but allowed the case to continue against the Company.   While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff’s claims.

Mix Connection Mutimedia, Inc. v. K-tel International (USA), Inc.

On January 25, 2001, K-tel International (USA), Inc. was named in a lawsuit in Hennepin County, Minnesota district court which was brought by Mix Connection Multimedia, Inc. (“Mix Connection”). Mix Connection alleges that it sold product to K-tel (USA) and that K-tel (USA) failed to pay for the product. Mix Connection asserts claims of breach of contract and replevin and seeks damages in the amount of approximately $566,000. The action has been stayed as a result of K-tel (USA)’s Chapter 7 bankruptcy filing.

RTL Shopping  S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing, Ltd., alleging that RTL9 ran a commercial for K-tel Marketing that translated language indicating that the product was “just like” or “as good as others” in English script to “better than” competing products in French, contrary to French law. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL filed a suit in December 2000, against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001 the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing. A procedural hearing has been scheduled for December 3, 2001 at which time RTL9 will file its brief in response to the Company's filing. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

Carnegie Entertainment v K-tel (USA)

Carnegie Entertainment  (“Carnegie”) and K-tel (USA), entered into a distribution agreement.  Carnegie sued for breach of contract, tortuous interference with contractual relations and interference with prospective business relations.  Carnegie seeks damages in excess of $500,000.  The case was stayed by K-tel  (USA)’s bankruptcy petition.

Hollins & Fields, LLP v K-tel International, Inc.

Hollins & Fields, LLP (H&F) sublet a portion of the Company's former executive offices in Los Angeles.  On September 21, 2001, H&F sued for breach of contract and conversion, seeking damages in excess of $150,000.  While discovery has not yet begun and no assurances can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff's claims.

Other Litigation and Disputes

K-tel is also involved in other legal actions in the ordinary course of its business.  With all litigation matters, management considers their likelihood of loss based on the facts and circumstances.  When management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBIT INDEX

No exhibits

(b)           REPORTS ON FORM 8-K

There were no reports filed under Form 8-K by the Company during the three month period ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: November 14, 2001	/S/ PHILIP KIVES
PHILP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: November 14, 2001	/S/ DENNIS WARD
DENNIS WARD
CHIEF FINANCIAL OFFICER
(principal accounting officer)