Form 10-Q
period 2001-12-31
K TEL INTERNATIONAL INC
filed 2002-02-14
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

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

Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practical date.  As of February 13, 2002, there were 13,653,738 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

 FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS

ENDED DECEMBER 31, 2001

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	December 31,	June 30,
	2001	2001

ASSETS

Current Assets:
Cash and equivalents	$144	$173
Accounts receivable, net	1,828	915
Inventories	362	418
Royalty and other advances	80	182
Prepaid expenses and other	285	480
Total Current Assets	2,699	2,168

Property and equipment, net of accumulated depreciation and amortization of $1,167 and $1,136	182	231

Owned catalog masters, net of accumulated amortization of $2,879 and $2,687	1,343	1,424
Other assets	5	9

	$4,229	$3,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Loans payable to affiliate	$5,490	$8,807
Accounts payable	1,815	1,284
Accrued royalties	2,450	2,080
Reserve for returns	52	50
Other current liabilities	134	760
Net liabilities of discontinued operations	1,196	1,103
Total Current Liabilities	11,137	14,084

Long Term Debt
Loan payable to affiliate	4,000	—

Shareholders’ Deficit:
Common stock	136	136
Additional paid-in capital	20,680	20,680
Accumulated deficit	(31,396)	(30,785)
Cumulative translation adjustment	(328)	(283)
Total Shareholders’ Deficit	(10,908)	(10,252)

	$4,229	$3,832

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

Net Sales	$2,104	$4,880	$3,485	$11,051

Costs and Expenses:
Cost of goods sold	894	3,148	1,416	7,568
Advertising	28	92	51	284
Selling, general & administrative	1,035	3,068	2,268	5,680
Total Costs and Expenses	1,956	6,308	3,735	13,532
Operating Income (Loss)	148	(1,428)	(250)	(2,481)

Other Income (Expense):
Interest income	—	46	—	—
Interest expense	(88)	(226)	(169)	(358)
Foreign currency transaction gain (loss)	—	236	—	(102)
Other	(50)	—	(50)	—
Total Other Income (Expense)	(138)	56	(219)	(460)

Income (Loss) from Continuing Operations Before Income Taxes	10	(1,372)	(469)	(2,941)

Income Taxes	—	(5)	—	(11)

Income (Loss) from Continuing Operations	10	(1,377)	(469)	(2,952)

Discontinued Operations:
Loss from Discontinued Operations	(117)	(3,455)	(142)	(4,409)

Net Loss	$(107)	$(4,832)	$(611)	$(7,361)

Loss per Share — Basic and Diluted:
Continuing Operations	$.00	$(.13)	$(.03)	$(.28)
Discontinued Operations	(.01)	(.34)	(.01)	(.43)
Net Loss	$(.01)	$(.47)	$(.04)	$(.71)

Weighted Average Shares Outstanding — Basic and Diluted:	13,654	10,320	13,654	10,320

Comprehensive Income (Loss):
Net loss	$(107)	$(4,832)	$(611)	$(7,361)
Foreign currency gain (loss)	47	(45)	(45)	282
Comprehensive Loss	$(60)	$(4,877)	$(656)	$(7,079)

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

 (in thousands)

	Six Months Ended
	December 31,
	2001	2000
Cash flows from Operating Activities:
Net loss	$(611)	$(7,361)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	230	378
Loss on disposal of property and equipment	4	—
Discontinued operations	93	3,946
Changes in operating assets and liabilities:
Accounts receivable	(901)	895
Inventories	62	272
Royalty and other advances	105	(105)
Prepaid expenses and other	203	(224)
Accounts payable and other	(114)	1,697
Accrued royalties	370	559
Reserve for returns	1	(88)
Income taxes, net	4	(19)
Cash used in operating activities	(554)	(50)

Cash flows from Investing Activities:
Proceeds from sale of property and equipment	27	49
Purchases of property and equipment	—	(10)
Music catalog additions	(114)	(90)
Cash used in investing activities	(87)	(51)

Cash flows from Financing Activities:
Borrowings on loans payable	1,312	7,100
Payments on loans payable	(629)	(7,854)
Cash provided by (used in) financing activities	683	(754)

Effect of exchange rates on cash	(71)	123

Net decrease in cash and equivalents	(29)	(723)

Cash and equivalents at beginning of period	173	798

Cash and equivalents at end of period	$144	$66

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company”, “K-tel”, or the “Registrant”) was incorporated in 1968 and currently has its corporate offices located in Maple Plain, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe.

During the three months ended December 31, 2001, the Company had income from continuing operations of $10,000.  Additionally, the Company had a working capital deficit of $8,438,000 at December 31, 2001.

The Company’s ability to continue its present operations and successfully implement future expansion plans are contingent upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (See Note 3.), increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations may not be adequate to fund operations and service its indebtedness during fiscal 2002.  Management is concentrating its efforts on returning the Company to profitability by focusing on its music licensing business and limited music distribution.  However, there can be no assurance that the Company’s business plan will be successful in this effort.  In the event the Company is unable to fund its operations and its business plan, it may be unable to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsidiary Bankruptcy

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc., (“K-tel (USA)”) ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.  In connection with this filing, the assets and liabilities of K-tel (USA) have been removed from the books of the Company as control of the subsidiary was transferred to the bankruptcy trustee. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding.  Sales of this subsidiary for the three and six month periods ended December 31, 2000, were $3,179,000 and $8,276,000, respectively.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment.  The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively.  Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. Net sales of these discontinued operations for the three and six month periods ended December 31, 2000 were $457,000 and $3,611,000, respectively.  The accompanying consolidated financial statements have been prepared (and restated, in the case of the

2000 financial statements) to reflect the consumer products division as a discontinued operation.  The net liabilities of discontinued operations consist of assets of $1,027,000 and liabilities of $2,223,000.  The increase from the prior period is a result of additional claims related to those operations.

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year as a whole.  The unaudited condensed consolidated balance sheet for June 30, 2001 has been derived from audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2001.

Principles of Consolidation — The accompanying condensed consolidated unaudited financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned.  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition — The Company derives its revenue from several different sources: the sale of music compilations (predominately compact discs) produced by the Company and license revenue from the licensing of Company-owned masters.  Revenue from the music sales is recognized at the time of the sale to the customer, while license revenue is recognized when payment is received from customers, because prior to that date collection is not considered probable.  Most music sales are made with a right of return of unsold goods.  Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company.  These reserves are recorded at the time of the sales and are reflected as a reduction in revenue.

Cost of Goods Sold — The Company expenses all product manufacturing, distribution and royalty costs associated with the music sales as cost of goods sold.  The Company also expenses royalties, commissions and amortization of its owned masters associated with its license revenue as cost of goods sold.

Shipping and Handling Costs — The Company expenses all shipping and handling costs incurred in the shipment of goods within cost of goods sold.

Cash and Equivalents — Cash and equivalents consist principally of cash, and short-term, highly liquid investments with original maturities of less than ninety days.

Inventories — Inventories, which consist of finished goods that include all direct product costs, are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Owned Catalog Masters — The Company capitalizes the costs to purchase owned masters at the time of acquisition.  These costs are amortized over the estimated useful life of these masters, which is generally seven years and represents managements’ best estimate of the average period of value.

Rights to Use Music Product - Certain of the Company’s compilation products are master recordings under license from record companies and publishers.  In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product.  The amounts paid for minimum guarantees or non–returnable advances are capitalized and charged to expense as sales are made.  When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non–returnable advances, a provision against current operations is made for anticipated losses.  The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets.  Licenses are subject to audit by licensors.

Property and Equipment - Property and equipment are stated at cost.  Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets, which range from three to nine years.

Long-Lived Assets — The Company evaluates its long-lived assets quarterly, or earlier if a triggering event occurs, to determine potential impairment by comparing the carrying value of those assets to the related undiscounted future cash flows of the assets.  If an asset is determined to be impaired, it is written down to its estimated net realizable value.

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

Foreign Currency - The operations of all foreign entities are measured in local currencies.  Assets and liabilities are translated into U.S. dollars at period end exchange rates.  Revenues and expenses are translated at the average exchange rates prevailing during the period.  Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of shareholders’ equity.

Stock–based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method and recognizes compensation expense for certain stock based awards granted to employees.

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates.

Net Loss Per Share - Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the effect would be antidilutive.  Options to purchase 2,331,445 and 2,776,688 shares of common stock, with weighted average exercise prices of $5.88 and $6.27 for the six month periods and options to purchase 2,331,673 and 2,741,688 with weighted average exercise prices of $5.88 and $6.25 for the three month periods ended December 31, 2001 and 2000 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a written Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 facility”), K-5 agreed to make available up to $8,000,000 on a revolving basis.  The loan bears interest at a variable rate based upon the “base rate” of a lending institution (4.75% at December 31, 2001), expires July 20, 2005, and is subordinated to the Foothill Loan (see below).  The loan agreement between K-tel and K-5 contains the same covenants as the Foothill loan agreement.  K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the former Foothill Loan on all other assets of the Company.  K-tel had outstanding balances of $4,807,000 and $5,490,000, as of June 30 and December 31, 2001 under the K-5 facility.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed all of the debtor’s rights under the former Foothill Loan pursuant to the Assignment and Acceptance Agreement dated February 27, 2001.  This loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables.  Borrowings under the facility bear interest at a variable rate based on a “base rate” of a lending institution plus 1% (5.75% at December 31, 2001) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles.  The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30 and December 31, 2001, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility.  At December 31, 2001, K-tel has obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

4.             COMMITMENTS AND CONTINGENCIES

Class Action Suit

K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480.  This action consolidates twenty three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota.  On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998.  The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deems just and proper.  K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future.  The plaintiff appealed, and the court of appeals heard the matter in October 2001. The Company is waiting for a court ruling regarding this appeal. K-tel has two insurance policies providing coverage of up to $20,000,000, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.  K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

Early v. K-tel International, Inc.

On January 11, 1999, the Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc., et al, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries, by Christopher Early.  The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers.  The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants.  The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists.  The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing.  Similar litigation against the Company, brought against the Company by Mr. Early in 1997, was dismissed by a United States Federal Court in 1999 on jurisdictional grounds.  The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to defend vigorously the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.  The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court dismissed the complaint against the other manufacturers, distributors and nationwide retailers, but allowed the case to continue against the Company.  While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff’s claims.

RTL Shopping S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd., alleging that RTL9 ran a commercial for K-tel Marketing which presented a device under brand names alleged to infringe on the competitor’s own trademarks and translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in December 2000 against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001 the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing. At a procedural hearing on December 3, 2001, RTL9 filed its brief in response to the Company’s filing.  In response, the Company filed a further brief, which has yet to be heard.  The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

Hollins & Fields, LLP v K-tel International, Inc.

Hollins & Fields, LLP (H&F) sublet a portion of the Company’s former executive offices in Los Angeles.  On September 21, 2001, H&F sued for breach of contract and conversion, seeking damages in excess of $150,000.  On November 26, 2001, the Court dismissed the punitive damage claim in the amount of $100,000.  The Company has filed a defense and counterclaim.  Discovery is ongoing and no assurances can be given that the Company will be successful in defending this action.  The Company believes it has meritorious defenses to the plaintiff’s claims.

Other Litigation and Disputes

K-tel is also involved in other legal actions in the ordinary course of its business.  With all litigation matters, management considers their likelihood of loss based on the facts and circumstances.  When management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability.  Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

Subsidiary Bankruptcy

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel (USA), ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.  Although the bankruptcy court has not yet confirmed the formal plan of liquidation, the Company has not been informed by the trustee or its counsel of any plan by the court to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel (USA).  Management believes the Company will have no ongoing material liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding.

5.             SEGMENT INFORMATION

The Company markets and distributes entertainment products internationally.  K-tel’s businesses are organized, managed and internally reported as two segments: retail music sales and music licensing.  These segments are based on differences in products, customer type and sales and distribution methods.

The retail music segment consists primarily of the sales of pre–recorded music both from the Company’s music master catalog and under licenses obtained from other record companies. The Company sells compact discs and DVD’s directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

In the licensing segment, the Company licenses the rights to its master music catalog, consisting of original recordings and re–recordings of music from the 1950’s through today, to third parties world–wide for use in albums, films, television programs, and commercials, for either a flat fee or a royalty based on the number of units sold.

Operating profits or losses of these segments include an allocation of general corporate expenses.  Certain financial information on the Company’s continuing operating segments is as follows:

Six Months Ended December 31,

Music

Licensing

Corporate Elimination

Total Company

(in thousands)

Net Sales	2001	$2,303	$1,548	$(366)	$3,485
	2000	9,705	1,588	(242)	11,051

Operating Income (Loss)	2001	$(630)	$380	—	$(250)
	2000	(2,804)	323	—	(2,481)

Three Months Ended December 31,

Net Sales	2001	$1,547	$764	$(207)	$2,104
	2000	4,157	778	(55)	4,880

Operating Income (Loss)	2001	$(57)	$205	—	$148
	2000	(1,654)	226	—	(1,428)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels.

For this analysis, the following changes in the Company’s business should be considered:  K-tel closed the operations of its German subsidiary, Dominion Vertriebs GmbH, in June 2000; one of its subsidiaries in the United Kingdom, K-tel Marketing Ltd., in November 2000; and a U.S. subsidiary, K-tel Consumer Products, Inc., in February 2001. These three closings represent the discontinuation of the Company’s consumer products division and accordingly have been presented in the accompanying financial statements as discontinued operations.  In addition, in March 2001, the Company’s music distribution subsidiary in the United States, K-tel (USA) ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.

Through another subsidiary, K-tel is implementing a more-focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s specific needs. These new products are derived from the Company’s master music catalog, it is anticipated that this will allow the Company to realize more competitive profit margins.

THREE MONTHS ENDED DECEMBER 31, 2001 VERSUS DECEMBER 31, 2000

Net sales for the three months ended December 31, 2001 were $2,104,000, a decline of 56.9% from sales of $4,880,000 for the quarter ended December 31, 2000. This sales decline can be attributed to the cessation of operations of the Company’s domestic music distribution subsidiary, K-tel (USA), which had sales of $3,179,000 during the prior period.  The loss for the three months ended December 31, 2001 was $107,000, or $.01 per share, compared to a loss of $4,832,000, or $.47 per share, for the three months ended December 31, 2000.

General corporate expenses of $113,000 and $613,000 for the three months ended December 31, 2001 and 2000 have been allocated to the business segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,547,000 for the three months ended December 31, 2001 compared to $4,157,000 for the three months ended December 31, 2000, a decrease of $2,610,000, or 62.8%.

While European sales increased $250,000, domestic music sales decreased $2,860,000.  The domestic business had been comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels.  Sales declined as K-tel (USA) ceased operations and filed for bankruptcy in March 2001.  Sales during the three months ended

December 31, 2001 are in another domestic subsidiary that markets products derived from the Company’s proprietary master music catalog.

Cost of goods sold in the music segment decreased to 41.6% of sales for the three months ended December 31, 2001 compared to 74.9% of sales for the three months ended December 31, 2000.  This reflects the Company’s continuing efforts to reduce product costs and eliminate products that do not generate an acceptable gross profit.  Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, decreased to $28,000 and were approximately 1.8% of sales for the three months ended December 31, 2001 compared to $50,000, or 1.3% of sales for the three months ended December 31, 2000.  This decrease is related to the reduced levels of advertising done during the current period.  Selling, general and administrative expenses were $934,000, or 60.4% of sales for the three months ended December 31, 2001 compared to $2,487,000, or 63.3% of sales for the three months ended December 31, 2000.  The reduction of $1,534,000 is mainly because of the closure of the former domestic music distribution subsidiary.  The costs in excess of sales during the three months ended December 31, 2001 reflect the start up costs of implementing the Company’s new music distribution strategy.  As a result, the music segment incurred an operating loss of $57,000 for the three months ended December 31, 2001 compared to an operating loss of $1,654,000 for the three months ended December 31, 2000.

Licensing

Licensing revenue was $764,000 in the three months ended December 31, 2001 compared to $778,000 in the three months ended December 31, 2000, a decrease of 1.8%.  Revenue in Europe decreased $166,000 as the Company began to evaluate its licensing activities with the goal of increasing profitability.  Included in the segment revenue in the three months ended December 31, 2001 and 2000 were approximately $207,000 and $55,000 of intercompany revenues, respectively, which are eliminated on the accompanying financial statements.  Operating income in the licensing segment was $205,000 for the three months ended December 31, 2001 and $226,000 for the three months ended December 31, 2000, a decrease of 9.3%.

SIX MONTHS ENDED DECEMBER 31, 2001 VERSUS DECEMBER 31, 2000

Net sales for the six months ended December 31, 2001 were $3,485,000, a decline of 68.5% from sales of $11,051,000 for the six months ended December 31, 2000.  The sales decline can be attributed to the cessation of operations of the Company’s domestic music distribution subsidiary, K-tel (USA), which had sales of $8,276,000 during that period.  The loss for the six months ended December 31, 2001 was $611,000, or $.04 per share, compared to a loss of $7,361,000, or $.71 per share, for the six months ended December 31, 2000.

General corporate expenses of $477,000 and $1,110,000 for the six months ended December 31, 2001 and 2000 have been allocated to the business segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $2,303,000 for the six months ended December 31, 2001 compared to $9,705,000 for the six months ended December 31, 2000, a decrease of $7,402,000, or 76.3%.

While European sales increased $371,000, domestic music sales decreased $7,773,000.  The domestic business had been comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels.  Sales declined as K-tel (USA) ceased operations and filed for bankruptcy in March 2001.  Sales during the six months ended December 31, 2001 were attributed to another domestic subsidiary that markets products derived from the Company’s proprietary master music catalog.

Cost of goods sold in the music segment decreased to 49.7% of sales for the six months ended December 31, 2001 compared to 77.2% of sales for the six months ended December 31, 2000.  This decrease reflects the Company’s continuing efforts to reduce product costs and eliminate products that do not generate an acceptable gross profit.  Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, decreased to $51,000 and was approximately 2.2% of sales for the six months ended December 31, 2001 compared to $173,000, or 1.9% of sales for the six months ended December 31, 2000.  This decrease was related to the reduced levels of advertising done during the period.  Selling, general and administrative expenses were $1,737,000, or 75.4% of sales for the six months ended December 31, 2001 compared to $4,300,000, or 44.3% of sales for the six months ended December 31, 2000.  The reduction of $2,563,000, or 59.6%, is mainly due to the closure of the former domestic music distribution subsidiary.  The costs in excess of sales during the six months ended December 31, 2001 reflect the start up costs of implementing the Company’s new music distribution strategy.  As a result, the music segment incurred an operating loss of $630,000 for the six months ended December 31, 2001 compared to an operating loss of $2,804,000 for the six months ended December 31, 2000.

Licensing

Licensing revenue was $1,548,000 in the six months ended December 31, 2001 compared to $1,588,000 in the six months ended December 31, 2000, a decrease of 2.5%.  Revenue in Europe decreased $230,000 as the Company began to evaluate its licensing activities with the goal of increasing profitability.  Included in the segment revenue in the six months ended December 31, 2001 and 2000 were approximately $366,000 and $242,000 of intercompany revenues, respectively, which are eliminated on the accompanying financial statements.  Operating income in the licensing segment was $380,000 for the six months ended December 31, 2001 and $323,000 for the six months ended December 31, 2000, an increase of 17.6%.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has primarily funded its operations to date secured loans from K-5 (See Note 3 to the Condensed Consolidated Financial Statements).  The Company used $554,000 and $50,000 of cash in operating activities during the six month periods ended December 31, 2001 and December 31, 2000, respectively.

The Company’s ability to continue its present operations and successfully implement future expansion plans is contingent upon its ability to maintain its line of credit arrangements with K-5, increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations may not be adequate to fund operations and service its indebtedness during fiscal 2002.  Management is concentrating its efforts on returning the Company to profitability by focusing on its music licensing business and limited music distribution.  However, there can be no assurance that the Company’s business plan will be successful in this effort.  In the event the Company is unable to fund its operations and its business plan, it may be unable to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Important Factors Relating to Forward Looking Statements

Information in this Form 10-Q of a non-historical nature relates to future events and results of the Company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. The use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “estimate,” “should,” “continue,” and other variations thereof or comparable terminology may identify such forward-looking statements.  Actual results and performance may differ materially from expressed forward looking statements because of certain risks and uncertainties, including but not limited to, changes in political and economic conditions; demand for and market acceptance of new and existing products; dependence on strategic alliance partners, suppliers and distributors; the outcome of K-tel (USA)’s bankruptcy; technological changes and difficulties; availability of financing and other risks discussed in the Company’s 10-K report for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, except as required by law in the normal course of its public disclosure practices.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended December 31, 2001.  For additional information, refer to page 12 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2001.

PART II

ITEM 1. LEGAL PROCEEDINGS

Class Action Lawsuit

K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480.  This action consolidates twenty three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota.  On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period May 1998 through November 1998.  The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deems just and proper.  K-tel moved to dismiss the Complaint, and, on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future.  The plaintiff appealed, and the court of appeals heard the matter in October 2001. The Company is waiting for a court ruling regarding this appeal.  K-tel has two insurance policies providing coverage of up to $20,000,000, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers.  K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

Early v. K-tel International, Inc.

On January 11, 1999, The Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc., et al, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early.  The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers.  The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants.  The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists.  The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing.  Similar litigation against the Company, brought against the Company by Mr. Early in 1997, was dismissed by a United States Federal Court in 1999 on jurisdictional grounds.  The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to defend vigorously the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.  The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court dismissed the complaint against the other manufacturers, distributors and nationwide retailers, but allowed the case to continue against the Company. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff’s claims.

RTL Shopping  S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd., alleging that RTL9 ran a commercial for K-tel Marketing which presented a device under brand names alleged to infringe on the competitor’s own trademarks and translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in December 2000 against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001 the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing. At a procedural hearing on December 3, 2001, RTL9 filed its brief in response to the Company’s filing.  In response, the Company filed a further brief, which has yet to be heard.  The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

Hollins & Fields, LLP v K-tel International, Inc.

Hollins & Fields, LLP (H&F) sublet a portion of the Company’s former executive offices in Los Angeles.  On September 21, 2001, H&F sued for breach of contract and conversion, seeking damages in excess of $150,000.  On November 26, 2001, the Court dismissed the punitive damage claim in the amount of $100,000.  The Company has filed a defense and counterclaim.  Discovery is ongoing and no assurances can be given that the Company will be successful in defending this action.  The Company believes it has meritorious defenses to the plaintiff’s claims.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBIT INDEX

10.1                           Amendment to Credit Agreement and Note

10.2                           Amendment to Loan Agreement and Security Agreement

(b)                                 REPORTS ON FORM 8-K

There were no reports filed under Form 8-K by the Company during the three month period ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: February 13, 2002	/S/ PHILIP KIVES
PHILP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: February 13, 2002	/S/ DENNIS WARD
DENNIS WARD
CHIEF FINANCIAL OFFICER
(principal accounting officer)