Form 10-Q
period 2002-03-31
K TEL INTERNATIONAL INC
filed 2002-05-15
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  0-6664

K-TEL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Minnesota

41-0946588

(State or other jurisdiction of incorporation or organization)	(I.RS. Employer Identification No.)

2655 Cheshire Lane North, Suite 100, Plymouth Minnesota	55447
(Address of principal executive offices)	(Zip Code)

(763) 559-5566
(Registrant’s telephone number, including area code)

5555 Pioneer Creek Drive, Maple Plain Minnesota	55359
(Former address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practical date.  As of May 13, 2002, there were 13,653,738 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS

ENDED MARCH 31, 2002

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	March 31, 2002	June 30, 2001

ASSETS

Current Assets:
Cash and equivalents	$147	$173
Accounts receivable, net	1,483	915
Inventories	447	418
Royalty and other advances	270	182
Prepaid expenses and other	375	480
Total Current Assets	2,722	2,168

Property and equipment, net of accumulated depreciation and amortization of $1,184 and $1,136	170	231

Owned catalog master recordings, net of accumulated amortization of $2,773 and $2,687	1,109	1,424
Other assets	3	9

	$4,004	$3,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Bank indebtedness	$185	$—
Loans payable to affiliate	5,954	8,807
Accounts payable	1,662	1,284
Accrued royalties	2,267	2,080
Reserve for returns	48	50
Other current liabilities	137	760
Net liabilities of discontinued operations	923	1,103
Total Current Liabilities	11,176	14,084

Long Term Debt
Loan payable to affiliate	4,000	—

Shareholders’ Deficit:
Common stock	136	136
Additional paid-in capital	20,680	20,680
Accumulated deficit	(31,703)	(30,785)
Cumulative translation adjustment	(285)	(283)
Total Shareholders’ Deficit	(11,172)	(10,252)

	$4,004	$3,832

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001

Net Sales	$1,766	$5,174	$5,251	$16,225

Costs and Expenses:
Cost of goods sold	719	7,657	2,135	15,225
Advertising	18	246	69	530
Selling, general & administrative	1,157	2,674	3,425	8,815
Total Costs and Expenses	1,894	10,577	5,629	24,570
Operating Loss	(128)	(5,403)	(378)	(8,345)

Other Income (Expense):
Interest expense	(177)	(214)	(346)	(574)
Foreign currency transaction gain (loss)	—	54	—	(48)
Other	2	—	(48)	—
Total Other Expense	(175)	(160)	(394)	(622)

Loss from Continuing Operations Before Income Taxes	(303)	(5,563)	(772)	(8,967)

Income Taxes	—	1	—	(10)

Loss from Continuing Operations	(303)	(5,562)	(772)	(8,977)

Discontinued Operations:
Loss from Discontinued Operations	(4)	(131)	(146)	(4,077)

Loss before Extraordinary Item	(307)	(5,693)	(918)	(13,054)

Extraordinary Item:
Gain on Chapter 7 Liquidation	—	15,860	—	15,860

Net Income (Loss)	$(307)	$10,167	$(918)	$2,806

Loss per Share - Basic and Diluted:
Continuing Operations	$(.02)	$(.41)	$(.06)	$(.66)
Discontinued Operations	—	(.01)	(.01)	(.30)
Extraordinary Item	—	1.16	—	1.16
Net Income (Loss)	$(.02)	$.74	$(.07)	$.20

Weighted Average Shares Outstanding - Basic and Diluted:	13,654	13,654	13,654	13,654

Comprehensive Income (Loss):
Net income (loss)	$(307)	$10,167	$(918)	$2,806
Foreign currency gain (loss)	43	46	(2)	328
Comprehensive Income (Loss)	$(264)	$10,213	$(920)	$3,134

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended March 31,
	2002	2001
Cash flows from Operating Activities:
Net income (loss)	$(918)	$2,806
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	296	464
Write down of long lived asset	—	240
Loss on disposal of property and equipment	4	—
Gain on Chapter 7 liquidation	—	(15,860)
Discontinued operations	(180)	4,006
Changes in operating assets and liabilities:
Accounts receivable	(566)	2,951
Inventories	(28)	2,200
Royalty and other advances	(90)	(117)
Prepaid expenses and other	234	(231)
Accounts payable and other	(259)	(228)
Accrued royalties	189	520
Reserve for returns	(2)	1,776
Income taxes, net	7	(14)
Cash used in operating activities	(1,313)	(1,487)

Cash flows from Investing Activities:
Proceeds from sale of property and equipment	27	—
Purchases of property and equipment	—	(10)
Music catalog additions	(114)	(41)
Cash used in investing activities	(87)	(51)

Cash flows from Financing Activities:
Borrowings on loans payable	2,039	513
Payments on loans payable	(702)	—
Cash provided by financing activities	1,337	513

Effect of exchange rates on cash	37	264

Net decrease in cash and equivalents	(26)	(761)

Cash and equivalents at beginning of period	173	798

Cash and equivalents at end of period	$147	$37

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company”, “K-tel”, or the “Registrant”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products, mainly derived from its catalog, through retail and direct response marketing channels in the United States and Europe.

During the three months ended March 31, 2002, the Company had a loss from continuing operations of $303,000.  Additionally, the Company had a working capital deficit of $8,454,000 at March 31, 2002.

The Company’s ability to continue its present operations and successfully implement future expansion plans are contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (See Note 3.), increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations may not be adequate to fund operations and service its indebtedness on an ongoing basis.  Management is concentrating its efforts on returning the Company to profitability by focusing on its music licensing business and limited music distribution. However, there can be no assurance that the Company’s business plan and management will be successful in this effort. In the event the Company is unable to fund its operations and properly implement its business plan, it may be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsidiary Bankruptcy

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc., (“K-tel (USA)”) ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.  In connection with this filing, the assets and liabilities of K-tel (USA) were removed from the books of the Company as control of the subsidiary was transferred to the bankruptcy trustee.  The net liability at the time of this filing was shown as a gain on the Chapter 7 liquidation.  Management believes the Company will have no ongoing liability related to this subsidiary as a result of the bankruptcy filing and the outcome of the bankruptcy proceeding.  Sales of this subsidiary for the three and nine month periods ended March 31, 2001, were $3,672,000 and $11,948,000, respectively.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment.  The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively.  Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. Net sales of these discontinued operations for the three and nine month periods ended

March 31, 2001 were $19,000 and $3,630,000, respectively.  The accompanying consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation.  The net liabilities of discontinued operations consist of assets of $976,000 and liabilities of $1,899,000.  The decrease in the net liabilities from the prior period is a result of payments made in the period against certain liabilities.

2.            BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year as a whole.  The unaudited condensed consolidated balance sheet for June 30, 2001 has been derived from audited consolidated financial statements as of that date.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2001.

Principles of Consolidation — The accompanying condensed consolidated unaudited financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned.  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition — The Company derives its revenue from several different sources: the sale of music compilations (predominately compact discs) produced by the Company and license revenue from the licensing of Company-owned master recordings.  Revenue from the music sales is recognized at the time of the sale to the customer, while license revenue is recognized when payment is received from customers because prior to the receipt collection is not considered probable.  Most music sales are made with a right of return of unsold goods.  Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company.  These reserves are recorded at the time of the sales and are reflected as a reduction in revenue.

Cost of Goods Sold — The Company expenses all product manufacturing, distribution and royalty costs associated with the music sales as cost of goods sold.  The Company also expenses royalties, commissions and amortization of its owned master recordings associated with its license revenue as cost of goods sold.

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

Owned Catalog Master Recordings — The Company capitalizes the costs to purchase owned master recordings at the time of acquisition.  These costs are amortized over the estimated useful life of these master recordings, which is generally seven years and represents managements’ best estimate of the average period of value.

Rights to Use Music Product- Certain of the Company’s compilation products are master recordings under license from record companies and publishers.  In most instances, minimum guarantees or non-returnable advances are required to obtain the licenses and are realized through future sales of the product.  The amounts paid for minimum guarantees or non–returnable advances are capitalized and charged to expense as sales are made.  When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non–returnable advances, a provision against current operations is made for anticipated losses.  The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets.  Licenses are subject to audit by licensors.

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

Royalties - The Company has entered into license agreements with various publishers under which it pays royalties on units sold.  The Company accrues royalties using contractual rates, statutory rates or certain estimated rates on applicable units sold.  The contractual royalty liability is computed quarterly, the statutory royalty is computed monthly and the accrued royalty balance is adjusted accordingly.  The royalty agreements are subject to audit by licensors.

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year).  Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and the Company can identify the advertising that elicited the response.

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

Net Loss Per Share - Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the effect would be antidilutive.  Options to purchase 2,330,906 and 2,661,091 shares of common stock, with weighted average exercise prices of $5.88 and $6.13 for the nine month periods ended March 31, 2002 and 2001 and options to purchase 2,330,906 and 2,429,898 with weighted average exercise prices of $5.88 and $5.81 for the three month periods ended March 31, 2002 and 2001 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.            LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), an affiliate controlled by Philip Kives, the Chairman of the Board and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 agreed to make available up to $8,000,000 on a revolving basis.  The loan bears interest at a variable rate based upon the “base rate” of a lending institution (4.75% at March 31, 2002), expires July 20, 2005, and is subordinated to the Foothill Loan (see below).  The K-5 Facility contains the same covenants as the Foothill loan agreement.  K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the former Foothill Loan on all other assets of the Company.  K-tel had outstanding balances of $4,807,000 and $5,954,000, as of June 30, 2001 and March 31, 2002, respectively, under the K-5 Facility.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed all of the Company’s rights under the former Foothill Loan pursuant to the Assignment and Acceptance Agreement dated February 27, 2001.  This loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables.  Borrowings under the facility bear interest at a variable rate based on a “base rate” of a lending institution plus 1% (5.75% at March 31, 2002) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles.  The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of both June 30 and March 31, 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility.  At March 31, 2002, K-tel has obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with its banker in the United Kingdom.  This facility is secured by a letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives.  K-tel has an outstanding balance of $185,000 as of March 31, 2002.

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

Early v. K-tel International, Inc.

On January 11, 1999, the Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc., et al, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries, by Christopher Early.  The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers.  The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants.  The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists.  The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing.  Similar litigation was brought against the Company by Mr. Early in 1997 and was dismissed by a United States Federal Court in 1999 on jurisdictional grounds.  The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to defend vigorously the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.  The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court dismissed the complaint against the other manufacturers, distributors and nationwide retailers, but allowed the case to continue against the Company.  While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff’s claims.

RTL Shopping S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd., alleging that RTL9 ran a commercial for K-tel Marketing which presented a device under brand names alleged to infringe on the competitor’s own trademarks and translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in December 2000 against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001 the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing. At a procedural hearing on December 3, 2001, RTL9 filed its brief in response to the Company’s filing.  In response, the Company filed a further brief.  At a further hearing on May 6, 2002, several companies involved in the initial suit against RTL9 filed additional briefs or indicated that additional briefs would be filed.  The Court directed that all additional briefs are to be filed by June 24, 2002, after which time another hearing will be scheduled for the Company to respond.  The Court has scheduled oral arguments for November 12, 2002.  The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

Hollins & Fields, LLP v K-tel International, Inc.

Hollins & Fields, LLP (H&F) sublet a portion of the Company’s former executive offices in Los Angeles.  On September 21, 2001, H&F sued in California for breach of contract and conversion, seeking damages in excess of $150,000.  On November 26, 2001, the Court dismissed the punitive damage claim in the amount of $100,000.  The Company filed a defense and counterclaim.  As a result of information exchanged during discovery, the parties settled the matter on April 30, 2002 on terms favorable to the Company.

Other Litigation and Disputes

K-tel is also involved in other legal actions in the ordinary course of its business.  With all litigation matters, management considers their likelihood of loss based on the facts and circumstances.  If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability.  Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

Subsidiary Bankruptcy

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel (USA), ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.  Although the bankruptcy court has not yet confirmed the formal plan of liquidation, the Company has not been informed by the trustee or its counsel of any plan by the court to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel (USA).  Management believes the Company will have no ongoing material liability related to K-tel (USA) as a result of the filing and the outcome of the bankruptcy proceeding.

5.            SEGMENT INFORMATION

The Company markets and distributes entertainment products internationally.  K-tel’s businesses are organized, managed and internally reported as two segments: retail music sales and music licensing.  These segments are based on differences in products, customer type and sales and distribution methods.

The retail music segment consists primarily of the sales of pre–recorded music both from the Company’s music master recordings catalog and under licenses obtained from other record companies. The Company sells compact discs and DVD’s directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

In the licensing segment, the Company licenses the rights to its master recordings music catalog, consisting of original recordings and re–recordings of music from the 1950’s through today, to third parties world–wide for use in albums, films, television programs, and commercials, for either a flat fee or a royalty based on the number of units sold.

Operating profits or losses of these segments include an allocation of general corporate expenses.  Certain financial information on the Company’s continuing operating segments is as follows:

Nine Months Ended March 31,		Music	Licensing	Corporate Elimination	Total Company
(in thousands)

Net Sales	2002	$3,264	$1,987	$—	$5,251
	2001	13,993	2,561	(329)	16,225

Operating Income (Loss)	2002	$(1,167)	$789	—	$(378)
	2001	(9,011)	666	—	(8,345)

Three Months Ended March 31,

Net Sales	2002	$962	$804	—	$1,766
	2001	4,281	973	(80)	5,174

Operating Income (Loss)	2002	$(537)	$409	—	$(128)
	2001	(5,745)	342	—	(5,403)

6.            RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations be recorded separately from goodwill.  The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives.  SFAS 141 and the nonamortization provisions of SFAS 142 were effective for purchase business combinations completed after June 30, 2001.  The remaining provisions of SFAS 142 are effective for the Company beginning July 1, 2002.  Adoption of these pronouncements are not expected to have a material effect on the Company, as the Company does not have any goodwill or other intangible assets with indefinite lives.

In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS 144 supercedes SFAS 121 and further clarifies the accounting for disposals of long-lived assets.  The Company will adopt this pronouncement on July 1, 2002.  Adoption of this pronouncement is not expected to have a material effect on the Company.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels.

For this analysis, the following changes in the Company’s business should be considered:  K-tel closed the operations of its German subsidiary, Dominion Vertriebs GmbH, in June 2000; one of its subsidiaries in the United Kingdom, K-tel Marketing Ltd., in November 2000; and a United States subsidiary, K-tel Consumer Products, Inc., in February 2001. These three closings represent the discontinuation of the Company’s consumer products division and accordingly have been presented in the accompanying financial statements as discontinued operations.  In addition, in March 2001, the Company’s music distribution subsidiary in the United States, K-tel (USA) ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.

Through another subsidiary, K-tel is implementing a more-focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s specific needs. These new products are derived from the Company’s master recordings music catalog and it is anticipated that this will allow the Company to realize more competitive profit margins.

A description of the Company’s critical accounting policies and accounting estimates can be found in the notes to the Company’s condensed consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2002 VERSUS MARCH 31, 2001

Net sales for the three months ended March 31, 2002 were $1,766,000, a decline of 65.9% from sales of $5,174,000 for the quarter ended March 31, 2001. This sales decline can be attributed to the cessation of operations of the Company’s domestic music distribution subsidiary, K-tel (USA), which had sales of $3,672,000 during the prior period.  The loss for the three months ended March 31, 2002 was $307,000, or $.02 per share, compared to an income of $10,167,000, or $.74 per share, for the three months ended March 31, 2001.  In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc., (“K-tel (USA)”) ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.  In connection with this filing, the assets and liabilities of K-tel (USA) were removed from the books of the Company as control of the subsidiary was transferred to the bankruptcy trustee.  The remaining liability was shown as a gain on Chapter 7 liquidation.

General corporate expenses of $404,000 and $385,000 for the three months ended March 31, 2002 and March 31, 2001 have been allocated to the business segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $962,000 for the three months ended March 31, 2002 compared to $4,281,000 for the three months ended March 31, 2001, a decrease of $3,319,000, or 77.5%.

While European sales increased $26,000, domestic music sales decreased $3,345,000.  The domestic business had been comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels.  Sales declined as K-tel (USA) ceased operations and filed for bankruptcy in March 2001.  Sales during the three months ended March 31, 2002 are in another domestic subsidiary that markets products derived from the Company’s proprietary master music catalog.

Cost of goods sold in the music segment decreased to 70.0% of sales for the three months ended March 31, 2002 compared to 172.8% of sales for the three months ended March 31, 2001.  The cost of goods sold in excess of net sales in the three months ended March 31, 2001 reflects the disposal of slow-moving and obsolete stock at prices less than cost during the quarter.  Cost of goods sold in the three months ended March 31, 2002 are higher than normal because of significant increased sales to a large distributor in the United Kingdom at lower than average margins.  Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, decreased to $29,000 and were approximately 3.0% of sales for the three months ended March 31, 2002 compared to $246,000, or 5.8% of sales for the three months ended March 31, 2001.  This decrease is related to the reduced levels of advertising done during the current period.  Selling, general and administrative expenses were $834,000, or 86.7% of sales for the three months ended March 31, 2002 compared to $1,403,000, or 33.0% of sales for the three months ended March 31, 2001.  The reduction of $569,000 is mainly because of the closure of the former domestic music distribution subsidiary.  The high level of costs related to sales during the three months ended March 31, 2002 reflect the start-up costs of implementing the Company’s new music distribution strategy.

As a result, the music segment incurred an operating loss of $537,000 for the three months ended March 31, 2002 compared to an operating loss of $5,745,000 for the three months ended March 31, 2001.

Licensing

Licensing revenue was $804,000 for the three months ended March 31, 2002 compared to $973,000 in the three months ended March 31, 2001, a decrease of 17.4%.  Revenue in Europe decreased $386,000 as the Company continued to evaluate its licensing activities with the goal of increasing profitability.  Included in the segment revenue in the three months ended March 31, 2001 was approximately $80,000 of intercompany revenues, which is eliminated on the accompanying financial statements.  There were no intercompany revenues included in the segment revenue in the three months ended March 31, 2002.  Operating income in the licensing segment was $409,000 for the three months ended March 31, 2002 and $342,000 for the three months ended March 31, 2001, an increase of 19.6%.

NINE MONTHS ENDED MARCH 31, 2002 VERSUS MARCH 31, 2001

Net sales for the nine months ended March 31, 2002 were $5,251,000, a decline of 67.6% from sales of $16,225,000 for the nine months ended March 31, 2001.  The sales decline can be attributed to the cessation of operations of the Company’s domestic music distribution subsidiary, K-tel (USA), which had sales of $11,948,000 during that period.  The loss for the nine months ended March 31, 2002 was $918,000, or $.07 per share, compared to an income of $2,806,000, or $.20 per share, for the nine months ended March 31, 2001.

General corporate expenses of $881,000 and $1,850,000 for the nine months ended March 31, 2002 and 2001 have been allocated to the business segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $3,264,000 for the nine months ended March 31, 2002 compared to $13,993,000 for the nine months ended March 31, 2001, a decrease of $10,729,000, or 76.7%.

While European sales increased $397,000, domestic music sales decreased $11,126,000.  The domestic business had been comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels.  Sales declined as K-tel (USA) ceased operations and filed for bankruptcy in March 2001.  Sales during the nine months ended March 31, 2002 were attributed to another domestic subsidiary that markets products derived from the Company’s proprietary master recordings music catalog.

Cost of goods sold in the music segment decreased to 55.7% of sales for the nine months ended March 31, 2002 compared to 107.0% of sales for the nine months ended March 31, 2001.  The cost of goods sold in excess of net sales in the nine months ended March 31, 2001 reflects the disposal of slow-moving and obsolete stock at prices less than cost during the third quarter of the 2001 fiscal year.  Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, decreased to $80,000 and was approximately 2.5% of sales for the nine months ended March 31, 2002 compared to $420,000, or 3.1% of sales for the nine months ended March 31, 2001.  This decrease was related to the reduced levels of advertising done during the period.  Selling, general and administrative expenses were $2,560,000, or 78.4% of sales for the nine months ended March 31, 2002 compared to $5,703,000, or 40.6% of sales for the nine months ended March 31, 2001.  The reduction of $3,143,000, or 55.1%, is mainly due to the closure of the former domestic music distribution subsidiary, K-tel (USA).  The costs in excess of sales during the nine months ended March 31, 2002 reflect the start up costs of implementing the Company’s new music distribution strategy.

As a result, the music segment incurred an operating loss of $1,167,000 for the nine months ended March 31, 2002 compared to an operating loss of $9,011,000 for the nine months ended March 31, 2001.

Licensing

Licensing revenue was $1,987,000 for the nine months ended March 31, 2002 compared to $2,561,000 for the nine months ended March 31, 2001, a decrease of 22.4%.  Revenue in Europe decreased $616,000 as the Company continued to evaluate its licensing activities with the goal of increasing profitability.  Included in the segment revenue in the nine months ended March 31, 2001 was approximately $329,000 of intercompany revenues, which is eliminated on the accompanying financial statements.  There were no intercompany revenues included in the segment revenue in the nine months ended March 31, 2002.  Operating income in the licensing segment was $789,000 for the nine months ended March 31, 2002 and $666,000 for the nine months ended March 31, 2001, an increase of 18.5%.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has primarily funded its operations over the past several years with secured loans from K-5 (See Note 3 to the Condensed Consolidated Financial Statements).  The Company used $1,313,000 and $1,487,000 of cash in operating activities during the nine month periods ended March 31, 2002 and March 31, 2001, respectively.

The Company’s ability to continue its present operations and successfully implement its future business plans is contingent mainly upon its ability to maintain its line of credit arrangements with K-5, increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations may not be adequate to fund operations and service its indebtedness on an ongoing basis.  Management is concentrating its efforts on returning the Company to profitability by focusing on its music licensing business and limited music distribution.  However, there can be no assurance that the Company’s business plan and management will be successful in this effort.  In the event the Company is unable to fund its operations and its business plan, it may be unable to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended March 31, 2002.  For additional information, refer to page 12 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2001.

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

Early v. K-tel International, Inc.

On January 11, 1999, The Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc., et al, brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early.  The suit also names as defendants certain other manufacturers, distributors and a number of nationwide retailers.  The plaintiff seeks damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants.  The claim alleges that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein are not the original recordings by the original artists.  The complaint also alleges consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing.  Similar litigation was brought against the Company by Mr. Early in 1997 and was dismissed by a United States Federal Court in 1999 on jurisdictional grounds.  The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and intends to defend vigorously the purported action, which seeks an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees.  The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court dismissed the complaint against the other manufacturers, distributors and nationwide retailers, but allowed the case to continue against the Company. While discovery has not yet begun and no assurance can be given that the Company will be successful in defending this action, the Company believes it has meritorious defenses to the plaintiff’s claims.

RTL Shopping  S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd., alleging that RTL9 ran a commercial for K-tel Marketing which presented a device under brand names alleged to infringe on the competitor’s own trademarks and translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in December 2000 against K-tel International, Inc. under its agreement to guaranty payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001 the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing. At a procedural hearing on December 3, 2001, RTL9 filed its brief in response to the Company’s filing.  In response, the Company filed a further brief.  At a further hearing on May 6, 2002, several companies involved in the initial suit against RTL9 filed additional briefs or indicated that additional briefs would be filed.  The Court directed that all additional briefs are to be filed by June 24, 2002, after which time another hearing will be scheduled for the Company to respond.  The Court has scheduled oral arguments for November 12, 2002.  The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

Hollins & Fields, LLP v K-tel International, Inc.

Hollins & Fields, LLP (H&F) sublet a portion of the Company’s former executive offices in Los Angeles.  On September 21, 2001, H&F sued in California for breach of contract and conversion, seeking damages in excess of $150,000.  On November 26, 2001, the Court dismissed the punitive damage claim in the amount of $100,000.  The Company filed a defense and counterclaim.  As a result of information exchanged during discovery, the parties settled the matter on April 30, 2002 on terms favorable to the Company.

Other Litigation and Disputes

K-tel is also involved in other legal actions in the ordinary course of its business.  With all litigation matters, management considers their likelihood of loss based on the facts and circumstances.  If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBIT INDEX

None.

(b)           REPORTS ON FORM 8-K

There were no reports filed under Form 8-K by the Company during the three month period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: May 13, 2002	/S/ PHILIP KIVES
PHILIP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: May 13, 2002	/S/ DENNIS WARD
DENNIS WARD
CHIEF FINANCIAL OFFICER
(principal accounting officer)