Form 10-K
period 2002-06-30
K TEL INTERNATIONAL INC
filed 2002-09-30
CIK 54193

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-6664

K-TEL INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0946588
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota	55447
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (763) 559-5566

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

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of September 20, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the Over-the-Counter Bulletin Board on such date was $1,365,374.

As of September 20, 2002, the registrant had 13,653,738 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SAFE HARBOR STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements of a non-historical nature under the captions “Business,” “Legal Proceedings,” “Market for Registrant’s Common Equity and Related Stockholder Matters,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: changes in consumer purchasing; demand for and market acceptance of new and existing products; the impact from competition for merchandise and recorded music; the outcome of securities laws claims by a purported class action lawsuit; dependence on suppliers and distributors; the outcome of  the two subsidiaries’ bankruptcy and liquidation; success of marketing and promotion efforts; technological changes and difficulties; availability of financing; foreign currency variations; general economic, political and business conditions; and other matters. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements, except as required by law in the normal course of its public disclosure practices.

PART I

ITEM 1:  BUSINESS

K-tel International, Inc. (the “Company,” “K–tel,” or the “Registrant”) was incorporated in 1968. Its corporate offices are located at 2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota, and its phone number is (763) 559-5566. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. Historically, K-tel subsidiaries had also distributed consumer products through operations which have been discontinued, and operated an Internet e-commerce site which has been suspended due to continuing losses.

Description of Current Businesses

Music Licensing and Sales

Currently K-tel’s primary activity is the licensing of music to other record companies and to other segments of the entertainment industry. K-tel owns a proprietary master music catalog of approximately 6,000 titles consisting of original recordings and re-recordings of music from the 1950’s through today. Supplementing this major asset, K-tel has a non-exclusive worldwide license for a catalog of over 30,000 music titles. The Company also licenses the rights to master recordings to third parties worldwide for use in albums, films, television programs and commercials for either a flat fee or a royalty based on the number of units sold. K-tel continuously adds to its music master catalog to ensure growth and product diversity. Licensing of its proprietary music rights to third parties has historically been an important revenue source for K-tel. The Company also markets and sells pre-recorded compact discs utilizing the master recordings in its music catalog, and DVD’s from its developing catalog of musical performances. Customers include retailers, wholesalers and rack service distributors. These products are also sold through subsidiaries and licensees in the United Kingdom and elsewhere in Europe. The principal entertainment products that K-tel markets and sells consist primarily of pre-recorded thematic music packages in a compilation format featuring various artists. These thematic music selections, which cover nearly all music genres, are targeted to a variety of age groups. K-tel provides marketing support for its music sales through cooperative advertising with retailers, print media, radio and television advertising, and in-store promotions and displays.

One customer, Madacy Entertainment Group, Inc. accounted for approximately 13% of K-tel’s revenue for the year ended June 30, 2002. The loss of, or a substantial reduction in, business from this customer would have a material adverse effect on the Company.

K-tel currently delivers music products (CD’s and DVD’s) through traditional wholesale and retail distribution channels. Prior to April 2001, the Company was distributing its products in the United States to most major music retailers (Transworld Entertainment, Musicland, Best Buy, Circuit City, Tower Records) and to major distributors (Handelman, Anderson Merchandising, Valley Media). The Company now has a customer base that includes only a few selected retailers and distributors, and offers products that are of more interest to these individual customers. This focused approach is intended to improve product sell-through and minimize returns of unsold inventory. These existing methods of distributing music could be materially altered by new technologies that will enable users and customers of pre–recorded music to electronically download pre–recorded music at home to various personal computer media formats. The technology is developing. A number of competing companies are seeking to have the industry and the public embrace their technologies. Participants in this technology competition include Microsoft Corporation, AT&T Corp., Liquid Audio, Inc., Apple Computer, Inc., MP3.com, Inc. and others. Digital music distribution provides both significant risks and opportunities for K-tel. The risks include K-tel’s uncertain ability to compete with other music companies from a marketing and a technological standpoint. The Company believes that there are opportunities to enhance its current distribution methods as well as increase opportunities to license its owned library of master recordings. K-tel’s music sales and licensing subsidiaries are is pursuing these alternative distribution channels.

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. (K-tel (USA)) ceased operations and filed for protection under Chapter 7 of the United States bankruptcy code. This event ended the Company’s traditional method of distributing music products through most retailers. Through another subsidiary, K-tel Entertainment, Inc., the Company is implementing a more-focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s specific needs. These new products are primarily derived from the Company’s master music catalog. It is anticipated that this will allow the Company to realize more competitive profit margins.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (K-5) (See Note 3 to the Company’s financial statements), increase its revenues, and ultimately to attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations may not be adequate to fund operations and service its indebtedness on an ongoing basis. Management is concentrating its efforts on returning to profitability by focusing on music licensing and limited music distribution. However, there can be no assurance that the Company’s management will be successful in this effort. In the event the Company is unable to fund its operations and implement its current business plan properly, it may be unable to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E-Commerce

K-tel ceased operating its K-tel.com website, which marketed its own and other suppliers’ products to retail customers, in the fourth quarter of 2001 because this business segment was not cost effective. The web site has recently been redeveloped to support the Company’s sale of proprietary brand-name compilations and newly developed CD and DVD products to customers in the United States and United Kingdom.

Competition

The music business is highly competitive and dominated by major companies. K-tel faces competition for discretionary consumer purchases of its products from other record companies and other entertainment sources, such as film and video companies. Several major record companies in the United States including Bertelsmann AG, Sony Corp., Time Warner, Inc. and Universal Music Group dominate the market for pre–recorded music. K-tel does not have the financial resources, nor does it have the depth or breadth of catalog, distribution capabilities or current repertoire of these companies. Its ability to compete in this market depends upon:

•                  the skill and creativity of its employees to expand and utilize its music catalog to create compilation packages;

•                  its ability to distribute its products effectively and efficiently; and

•                  its ability to build upon and maintain its reputation for producing, licensing, marketing and distributing high quality music.

The core of K-tel’s music business involves the licensing of third party rights and the utilization of its own catalog to create music compilations for retail distribution. The major pre–recorded music companies, either directly or through subsidiaries, now manufacture or distribute pre–recorded music compilations in direct competition with K-tel’s music compilation products. With this new competition, it is far more difficult for K-tel to access pre–recorded music from these major companies at acceptable rates. Therefore, the Company relies heavily on its own Dominion catalog and has accelerated the rate at which it produces new master recordings.

Another form of competition for the Company is the developing ability for users and customers of pre-recorded music to download pre-recorded music electronically at home to various personal computer media formats. The technology is at an early stage and K-tel is uncertain how this new technology will impact its current operations.

Employees

On June 30, 2002, K-tel employed 27 full time people worldwide.

Financial and Geographic Information

For financial information about the Company’s business segment and geographic area operations for each of the three fiscal years ended June 30, 2002 see Note 8 to the consolidated financial statements.

ITEM 2:  PROPERTIES

K-tel’s corporate offices and U.S. operations are located in leased facilities in Plymouth, a suburb of Minneapolis, Minnesota, consisting of approximately 4,000 square feet of office space and approximately 6,000 square feet of warehouse. K-tel’s foreign subsidiaries lease a total of approximately 9,500 square feet of office and warehouse facilities. See Note 6 to the consolidated financial statements for a summary of the lease agreements. The Company believes that these facilities are adequate for its current needs.

ITEM 3:  LEGAL PROCEEDINGS

Class Action Lawsuit

K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480.  This action consolidates twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deems just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiff’s appeal. On August 20, 2002 the plaintiff applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiff’s petition for rehearing at the request of the Court. K-tel is awaiting a ruling on this appeal. K-tel has two insurance policies providing coverage of up to $20 million, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers. K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

Early v. K-tel International, Inc.

On January 11, 1999, the Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc. et al brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also named as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff sought damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The claim alleged that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein were not the original recordings by the original artists. The complaint also alleged consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation was brought against the Company by Mr. Early in 1997 and was dismissed by a United States Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and defended vigorously the purported action, which sought an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees. The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court dismissed the complaint against the other manufacturers, distributors and nationwide retailers, but allowed the case to continue against the Company. On May 28, 2002, the Court approved an agreement between the Company and Mr. Early on terms favorable to the Company within the amount previously reserved for in the Company’s financial statements.

RTL Shopping S.A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd. alleging that RTL9 ran a commercial for K-tel Marketing which presented a product under brand names alleged to infringe on the competitor’s own trademarks and also translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in December 2000 against K-tel International, Inc. under its agreement to guarantee payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001 the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing. At a procedural hearing on December 3, 2001, RTL9 filed its brief in response to the Company’s filing. In response, the Company filed a further brief. At a further hearing on May 6, 2002, several companies involved in the initial suit against RTL9 filed additional briefs or indicated that additional briefs would be filed. The Court directed that all additional briefs were to be filed by June 24, 2002. Several parties filed additional briefs on September 11, 2002. The Company filed a brief in response. At a hearing on September 16, 2002, the Court received new submissions from three of the other parties and set a hearing date of October 28, 2002, at which time it will declare an end to the written submissions. The Court has scheduled oral arguments for November 12, 2002. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

Hollins & Fields, LLP v K-tel International, Inc.

Hollins & Fields, LLP (H&F) sublet a portion of the Company’s former executive offices in Los Angeles. On September 21, 2001, H&F sued K-tel in California for breach of contract and conversion, seeking damages in excess of $150,000. On November 26, 2001, the Court dismissed the punitive damage claim in the amount of $100,000. The Company filed a defense and counterclaim. As a result of information exchanged during discovery, the parties settled the matter on April 30, 2002 on terms favorable to the Company.

K-tel International, Inc. vs. Tristar Products, Inc.

K-tel and its subsidiary in Germany have commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to Plaintiffs of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify Plantiffs for injuries and damages arising out of the resale of those goods. Plaintiffs are seeking approximately $2 million in consequential damages. Tristar is vigorously defending this claim and the action is currently in discovery.

Tristar has also asserted a patent and trademark/ trade-dress action against K-tel for passing off a product called the “K-tel Hook and Hang” while allegedly a distributor of the original patented Tristar Hook and Hang product. The Company denies the allegation because it never was a distributor of this or any similar product and intends to defend this action vigorously. Tristar has not identified the amount of damages it seeks with respect to this counterclaim. Discovery proceedings have commenced.

Litigation and Disputes

K-tel and its subsidiaries are also involved in other legal actions in the ordinary course of its business. With all litigation matters, management considers their likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

Subsidiaries’ Bankruptcy and Liquidation

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc., ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code. Although the bankruptcy court has not yet confirmed the formal plan of liquidation, the Company has not been informed by the trustee or its counsel of any plan by the court to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel (USA). Management believes the Company will have no ongoing material liability related to K-tel (USA) as a result of the filing and the outcome of the bankruptcy proceeding.

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of K-tel’s security holders during the fourth quarter of fiscal 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of K-tel at June 30, 2002.

Name of Office	Age	Positions and Offices Held

Philip Kives	73	Chairman of the Board, Chief Executive Officer, President and Director

Dennis Ward	56	Chief Financial Officer, Secretary and Director

The officers of K-tel are elected annually and serve at the discretion of the Board of Directors.

Philip Kives has held various offices and/or managerial positions with K-tel for more than the past five years. Mr. Kives is currently the Company’s Chairman, Chief Executive Officer and President.

Dennis W. Ward was appointed Chief Financial Officer and Secretary of K-tel on December 29, 2000 and has served as Controller of K-5 Leisure Products, Inc. (K-tel’s largest shareholder) for more than twelve years.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On September 20, 2002 there were 1,393 record holders of K-tel’s common stock and 13,653,738 shares outstanding. Prior to September 27, 2000, K-tel’s common stock traded on the Nasdaq National Market under the symbol “KTEL”. On September 27, 2000, the Company’s common stock was delisted from the Nasdaq National Market and is traded on the Over-the-Counter Bulletin Board.

The following table shows the range of high and low closing prices per share of K-tel’s common stock for the fiscal year periods indicated.

	2002		2001
	High	Low	High	Low
1st Quarter	$.14	$.10	$2.44	$.63
2nd Quarter	$.39	$.12	$.92	$.16
3rd Quarter	$.40	$.13	$.19	$.10
4th Quarter	$.15	$.09	$.15	$.10

No cash dividends have been declared on K-tel’s common stock during the past two fiscal years and K-tel does not expect to pay cash dividends in the foreseeable future. Management plans to use cash generated from operations for expansion of its business. The declaration or payment by K-tel of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on K-tel’s earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by K-tel of dividends is also subject to the terms of its credit facility.

Equity Compensation Plan Information

The following table provides information as of June 30, 2002 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,273,839	$5.87	854,350	(1)
Equity compensation plans not approved by security holders (2)	5,000	$8.73	NA
Total	2,278,839	$5.90	854,350

(1)          Represents shares of common stock remaining available for future issuance under the Company’s 1997 Stock Option Plan, as amended.

(2)          Represents a stock option granted to a non-employee director of the Company on February 26, 1999.

ITEM 6:  SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K–tel and its subsidiaries as of and for the five years ended June 30, 2002. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this filing. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

	2002	2001	2000	1999	1998

Net sales	$6,875	$17,514	$29,092	$44,650	$60,260
Operating loss from continuing operations	$(332)	$(9,480)	$(12,980)	$(8,356)	$(3,674)
Income (loss) from discontinued operations	$(180)	$(4,315)	$(5,541)	$(2,260)	$1,171
Extraordinary item:
Gain on bankruptcies	$894	$16,185	$—	$—	$—
Net income (loss)	$14	$1,369	$(15,738)	$(11,547)	$(2,407)
Net loss per share:
Continuing operations	$(.05)	$(.77)	$(1.02)	$(1.01)	$(.47)
Total assets	$4,250	$3,832	$17,941	$32,249	$33,274
Long-term debt	$—	$—	$4,000	$4,000	$4,174

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Through its operating subsidiaries, K-tel International, Inc. licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels.

For this analysis, the following changes in the Company’s business should be considered: K-tel closed the operations of its German subsidiary, Dominion Vertriebs GmbH, in June 2000, one of its subsidiaries in the United Kingdom, K-tel Marketing Ltd., in November 2000 and a U.S. subsidiary, K-tel Consumer Products, Inc. in February 2001. These three closings represent the discontinuation of the Company’s consumer products division and accordingly have been presented in the accompanying financial statements as discontinued operations. In addition, in March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. ceased operations and filed for protection under Chapter 7 of the U.S. bankruptcy code.

Through another subsidiary, K-tel Entertainment, Inc., K-tel is implementing a more focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s specific needs. These new products are derived mainly from the Company’s master recordings music catalog and it is anticipated that this will allow the Company to realize more competitive profit margins.

A.  RESULTS OF OPERATIONS

The following sections discuss the results of operations by business segment. See Note 8 to the consolidated financial statements for additional segment information. General corporate expenses of  $1,049,000 in fiscal 2002, $2,689,000 in fiscal 2001, $1,417,000 in fiscal 2000 and $2,499,000 in fiscal 1999 have been allocated to the segments. The decrease in corporate expenses in fiscal 2002 was primarily a result of decreased legal expenses and senior management salaries.

FISCAL 2002 VERSUS FISCAL 2001

Net sales for the year ended June 30, 2002 were $6,875,000, a decline of 61% from fiscal 2001 sales of $17,514,000. This sales decline can be attributed the cessation of operations of the Company’s domestic music distribution subsidiary, K-tel (USA), which had sales of $11,948,000 during fiscal 2001. For the fiscal year ended June 30, 2002, approximately 43% of the Company’s net sales were derived in Europe. Net income for fiscal 2002 was $14,000, or $.00 per share (after an extraordinary gain of $894,000 related to the K-tel Marketing liquidation), compared to a net income of $1,369,000, or $.10 per share (after an extraordinary gain of $16,185,000 related to the K-tel (USA) bankruptcy filing) in fiscal 2001.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $3,757,000 for the year ended June 30, 2002 compared to $14,202,000 for the year ended June 30, 2001, a decline of 74%. European sales decreased $674,000 and domestic music sales decreased $9,965,000. The domestic business had been comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels. Sales declined as K-tel (USA) ceased operations and filed for bankruptcy in March 2001. Sales during the year ended June 30, 2002 are in another domestic subsidiary that markets products derived from the Company’s proprietary master music catalog.

Cost of goods sold in the music segment decreased to 55% of sales for the year ended June 30, 2002 compared to 106.9% of sales for the year ended June 30, 2001. The cost of goods in excess of net sales for the year ended June 30, 2001 reflects the disposal of slow-moving and obsolete inventory at prices less than cost during the period. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased to $183,000 for the year ended June 30, 2002 compared to $513,000 for the year ended June 30, 2001. The decrease in advertising spending was primarily the result of reduced levels of advertising during fiscal 2002.

Selling, general and administrative expenses for the segment decreased $3,070,000, or 49%, to $3,269,000 for the year ended June 30, 2002 compared to $6,261,000 for the year ended June 30, 2001. The primary reasons for the decrease were related to general overall spending level reductions and nine months of operations of the domestic music distribution subsidiary in the year ended June 30, 2001. As a result, the music segment incurred an operating loss of $1,725,000 for the year ended June 30, 2002 compared to an operating loss of $7,749,000 for the year ended June 30, 2001.

In connection with the K-tel Marketing Ltd. creditors’ liquidation in the year ended June 30, 2002, the assets and liabilities of the subsidiary have been removed from the books of the Company and the remaining net liability has been shown as a gain on liquidation. During the fiscal year ended June 30, 2002, this subsidiary was not operating. During the fiscal year ended June 30, 2001, this subsidiary had net sales of $3,179,000 and sustained operating losses of $3,220,000. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the liquidation proceeding.

In connection with the K-tel International (USA), Inc. bankruptcy filing in the year ended June 30, 2001, the assets and liabilities of the subsidiary were removed from the books of the Company and the remaining net liability has been shown as a gain on liquidation. During the fiscal year ended June 30, 2002, this subsidiary was not operating. During the fiscal year ended June 30, 2001, this subsidiary had net sales of $11,948,000 and sustained operating losses $5,229,000. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding.

Licensing

Licensing revenues were $3,118,000 for fiscal 2002 compared to $3,710,000 for fiscal 2001, a decrease of 15.9%. Included in the segment revenue in fiscal 2001 was approximately $763,000 of inter–company revenue which was eliminated on the accompanying consolidated financial statements. Operating income in the licensing segment was $1,393,000 for fiscal 2002 and $425,000 for fiscal 2001, an increase of 228%, which is a result of operational productivity improvements.

Other

The “Other” segment of the business is comprised of the e-commerce business, which was closed in the fourth quarter of fiscal 2001. The Company had neither revenue nor losses from this segment in fiscal 2002. Revenue from this segment was $365,000 in fiscal 2001. Operating losses from this segment were $2,156,000 in fiscal 2001.

FISCAL 2001 VERSUS FISCAL 2000

Net sales for the year ended June 30, 2001 were $17,514,000, a decline of 39.8% from fiscal 2000 sales of $29,092,000. This sales decline can be attributed to the higher rate of product returns from distributors in the domestic music business and the cessation of operations of the Company’s domestic music distribution subsidiary. Net income for fiscal 2001 was $1,369,000, or $0.10 per share (after an extraordinary gain of $16,185,000 related to the K-tel (USA) bankruptcy filing), compared to a loss of $15,738,000, or $1.58 per share, in fiscal 2000.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $14,202,000 for the year ended June 30, 2001 compared to $25,739,000 for the year ended June 30, 2000, a decline of 44.8%. Domestic music sales decreased $11,217,000 and European music sales decreased $320,000. Sales from the domestic music business, comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels through K-tel Distribution (“KTD”) declined as the Company experienced a higher rate of product returns from distributors, the Company-produced new releases were down in the current year and K-tel ceased the operations of its domestic music distribution subsidiary in March 2001.

Cost of the goods sold in the music segment increased to 106.9% of sales for the year ended June 30, 2001 compared to 101.1% of sales for the year ended June 30, 2000. The cost of goods sold in excess of net sales reflects the disposal of slow moving and obsolete inventory at prices less than cost during the third quarter of fiscal 2001.  In the prior year, the high cost of goods sold was the result of higher royalty costs incurred on K-tel’s own compilation products and increased obsolescence reserves related to overstocked inventory. Advertising expenses within the segment, which consisted primarily of co-operative advertising payments, trade advertising and promotions, decreased $1,644,000 to $513,000 during the year. This spending decrease was the result of eliminating most TV advertising, which was deemed ineffective, and better utilization of promotional spending.

Selling, general and administrative expenses for the segment decreased $2,601,000, or 29.4%, to $6,261,000 for the year ended June 30, 2001 compared to $8,862,000 for the year ended June 30, 2000. The primary reasons for the decrease was related to general overall spending level reductions and only nine months of operations of the domestic music distribution subsidiary. As a result, the music segment incurred an operating loss of $7,749,000 for the year ended June 30, 2001 compared to an operating loss of $11,308,000 for the year ended June 30, 2000.

In connection with the K-tel (USA) bankruptcy filing, the assets and liabilities of the subsidiary were removed from the books of the Company and the remaining net liability has been shown as a gain on liquidation. During the fiscal years ended June 30, 2001 and 2000, this subsidiary had net sales of $11,948,000 and $23,426,000 and sustained operating losses of  $5,229,000 and $9,857,000, respectively. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the bankruptcy filing and the outcome of the bankruptcy proceeding.

Licensing

Licensing revenues were $3,710,000 for fiscal 2001 compared to $3,698,000 for fiscal 2000, an increase of 0.3%. Included in the segment revenue in fiscal 2001 and fiscal 2000 were approximately $763,000 and $920,000 of inter–company revenues, respectively, which are eliminated on the accompanying consolidated financial statements. Operating income in the licensing segment was $425,000 for fiscal 2001 and $819,000 for fiscal 2000, a drop of 48.1%, which is a result of a larger corporate expense allocation in fiscal 2001.

Other

Revenue from the e-commerce business was $365,000 in fiscal 2001 compared to $575,000 in fiscal 2000. Operating losses from this segment were $2,156,000 in fiscal 2001 and $2,491,000 in fiscal 2000.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standard Boards (FASB) Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” and SFAS 142, “Goodwill and Intangible Assets” on June 30, 2002. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain. Thereafter, goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises. The Company expects that the adoption of the provisions of SFAS No. 141 and SFAS No. 142 does not have a material impact on the Company’s financial statements because the Company does not use the pooling-of-interest method of accounting for business combinations and has no goodwill and other intangible assets.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 retains the requirement from SFAS 121 to test a long-lived asset or asset group for impairment using a two-step impairment test whenever a triggering event occurs. SFAS 144 provides an additional triggering event, a current expectation that, more likely than not, a long-lived asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and is generally to be applied prospectively. SFAS 144 does not apply to goodwill and other intangible assets with indefinite lives, long-term customer relationships of financial institutions, financial instruments, deferred policy acquisition costs, deferred tax assets, and other long-lived assets for which the accounting is prescribed in certain other FASB Statements.

The FASB also issued SFAS 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and (or) normal operations of the long-lived asset.  For purposes of SFAS 143, a liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, “Elements of Financial Statements,” and if the amount of the liability can be reasonably estimated.  Consequently, an entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of assets, and (c) the transaction or other event obligating the entity has occurred.

The SFAS 144 and 143 should not have a material effect on the Company’s financial statements because the Company has no asset retirement obligations.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc., an affiliate of the Company controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.75% at June 30, 2002), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,026,000 and $4,807,000, as of June 30, 2002 and 2001 respectively under the K-5 Facility.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a former loan with an outside party pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.75% at June 30, 2002) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2002 and 2001, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2002, K-tel obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2% per annum over the base rate (6.0% at June 30, 2002) and are subject to a minimum of 6% per annum. K-tel has an outstanding balance of $227,000 as of June 30, 2002.

K-tel has primarily funded its operations to date through internally generated capital, proceeds from stock option exercises and secured loans from K-5. Management currently believes that K-tel has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term. In part, this is a result of improvement in operating results in fiscal 2002 as well as the two existing lines of credit with K-5. Although K-5 continues to advance funds sufficient to meet the Company’s needs at this time, there can be no assurance that this will be adequate or continue in the future or that K-tel will be able to obtain additional financing upon favorable terms when required.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5, increase its revenues, and ultimately to attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations may not be adequate to fund operations and service its indebtedness on an ongoing basis. Management is concentrating its efforts on returning the Company to profitability by focusing on music licensing and limited music distribution. However, there can be no assurance that the Company’s management will be successful in this effort. In the event the Company is unable to fund its operations and implement its current business plan properly, it may be unable to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

K-tel’s exposure to market risk for changes in interest rates relates to K-tel’s short-term borrowings. K-tel’s short-term credit facilities carry a variable interest rate that does have an impact on future earnings and cash flows. At June 30, 2002, K-tel had variable rate debt of $10,026,000. If the interest rate were to change 100 basis points or 1% while K-tel was borrowing under the credit facilities, interest expense would increase by $100,000.

Approximately 42% of K-tel’s revenues during the year ended June 30, 2002 was derived from operations in Europe. The results of operations and financial position of K-tel’s operations in Europe were principally measured in their respective currencies and translated into U.S. dollars. The effect of foreign currency fluctuations in these European countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. Additionally, approximately 38% of K-tel’s assets at June 30, 2002 were based in its foreign operations and were translated into U.S. dollars at foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders’ equity (deficit). Accordingly, K-tel’s consolidated shareholders’ equity (deficit) will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 14, and identified in the index on page 21.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with accountants during the year ended June 30, 2002.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following describes the business, the business experience and background of each director of K-tel.

Philip Kives founded K-tel in 1968 and has served as its Chairman of the Board since K-tel’s inception. In addition, Mr. Kives was re–appointed the Chief Executive Officer on October 16, 1995.

Jay William Smalley was elected a director in January 1999. Since 1970, Mr. Smalley has been the Chief Executive Officer of JWS, Inc., a privately owned real estate development and sales company specializing in hotel, motel, industrial and residential properties.

Dennis W. Ward was elected a director in January 1999 and the Company’s Secretary and Chief Financial Officer in December 2000. Since 1990, Mr. Ward has been the Controller of K–tel International, Ltd., a Canadian corporation owned by Philip Kives and engaged in the marketing and distribution of consumer products, and of K-5 Leisure Products, Inc. (K-tel’s largest shareholder).

Information concerning executive officers of the Registrant is furnished as Item 4A in Part I.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires K-tel’s officers, directors and persons who own more than 10% of a registered class of K-tel’s equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission.  Such officers, directors and 10% shareholders also are required by Securities and Exchange Commission’s rules to furnish K-tel with copies of all Section 16(a) reports they file.  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the last fiscal year, its officers and directors filed all reports on a timely basis, except a Securities ownership report on Form 4 for a transaction by Philip Kives, an officer and director of the Company, has not been filed.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued by each of K-tel’s executive officers receiving in excess of $100,000 for services rendered to K-tel during the fiscal years ended June 30, 2002, 2001 and 2000. K-tel has no written employment agreements with its executive officers.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary		Bonus		Securities Underlying Options	All Other Compensation

Philip Kives Chief Executive Officer	2002 2001 2000	$ $ $	— — —	$ $ $	— — —	— 80,000 1,546,000	$ $ $	— — —

Dennis Ward Chief Financial Officer	2002 2001 2000	$ $ $	— — —	$ $ $	— — —	— 190,000 —	$ $ $	— — —

No options were granted during the fiscal year ended June 30, 2002, to any of K-tel’s Named Executive Officers.

The following table sets forth information concerning the unexercised options held by the named Executive Officers as of the end of the last fiscal year. No options were exercised by the named Executive Officers during the last fiscal year.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

	Number of Securities Underlying Options at FY-End		Value of In-the Money Options at FY-End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Philip Kives	1,567,441	135,498	—	—

Dennis Ward	255,000	—	—	—

(1)                                  Market value of underlying securities at fiscal year end minus the exercise price.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains certain information as of September 20, 2002, regarding the beneficial ownership of the Common Stock by (i) each person known to K-tel to own beneficially five percent or more of the Common Stock, (ii) each director of K-tel, (iii) each executive officer of K-tel and (iv) the directors and executive officers as a group. The percentage of beneficial ownership is based on 13,653,738 shares outstanding as of September 20,2002. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o K-tel International, Inc., 2655 Cheshire Lane North,  Suite 100, Plymouth, Minnesota 55447.

	Amount and Nature of Beneficial Ownership(1)		Percentage of Outstanding Stock
Philip Kives 220 Saulteaux Crescent Winnipeg, Manitoba R32 3W3 Canada	9,367,055	(2)	61.5%

Dennis Ward	255,000	(3)	1.8%

Jay William Smalley	10,000	(3)	*

All directors and officers as a group (3 persons)	9,632,065	(4)	62.2%

*                       Indicates ownership of less than 1% of the outstanding shares of Common Stock.

(1)                The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission (the “Commission”) and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. More than one person may beneficially own the same shares.

(2)                Consists of 7,474,278 shares held directly by K-5 Leisure Products Inc. (an affiliate of the Company controlled by Mr. Kives), 325,336 shares held by a wholly-owned subsidiary of K-5 and 1,567,441 shares purchasable upon the exercise of options.

(3)                Represents shares purchasable upon the exercise of options.

(4)                Includes 1,842,441 shares purchasable upon the exercise of options.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc., an affiliate of the Company controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.75% at June 30, 2002), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,026,000 and $4,807,000, as of June 30, 2002 and 2001 respectively under the K-5 Facility. The Company incurred interest of $451,000 in 2002 and $483,000 in 2001 on this loan.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a former loan with an outside party pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.75% at June 30, 2002) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2002 and 2001, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2002, K-tel obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2% per annum over the base rate (6.0% at June 30, 2002) and are subject to a minimum of 6% per annum. K-tel has an outstanding balance of $227,000 as of June 30, 2002.

The Company purchased approximately $366,000 in fiscal 2002, $574,000 in fiscal 2001 and $198,000 in fiscal 2000 of consumer convenience products from K-5. There were trade payables to K-5 of $291,000 at June 30, 2002, $ 285,000 at June 30, 2001 and $150,000 at June 30, 2000.

The Company had no sales of consumer convenience products to K-5 during fiscal 2002, sales of $13,000 during fiscal 2001 and $174,000 during fiscal 2000. There was a balance receivable from K-5 at June 30, 2002 of $129,000, June 30, 2001 of $109,000 and June 30, 2000 of $224,000. No interest was charged on the related outstanding balances during fiscal 2002 and 2001 and 2000.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  Financial Statements and Schedules

The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page 21 hereof are filed as part of this report.

(b)                                 Reports on 8-K

There were no reports filed under Form 8-K by the Company for the three-month period ended June 30, 2002.

(c)                                  Exhibits

Reference is made to the Exhibit Index on Page 21.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on September 28, 2002, by the undersigned, thereunto duly authorized.

K-TEL INTERNATIONAL, INC.

By	/s/ Philip Kives
(Philip Kives – Chairman of the Board,
Chief Executive Officer and President)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ Philip Kives	Chairman, Chief Executive Officer,	September 28, 2002
Philip Kives	(Principal Executive Officer),
President and Director

/s/ Dennis Ward	Chief Financial Officer	September 28, 2002
Dennis Ward	(Principal Financial Officer)
Director

/s/ Jay William Smalley	Director	September 28, 2002
Jay William Smalley

CERTIFICATIONS

Chief Executive Officer

I, Philip Kives, certify that:

1.                                       I have reviewed this annual report on Form 10-K of K-tel International, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 28, 2002	By	/s/ Philip Kives
Philip Kives
Chairman, Chief Executive Officer
(principal executive officer), President and Director

Chief Financial Officer

I, Dennis Ward, certify that:

1.                                       I have reviewed this annual report on Form 10-K of K-tel International, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 28, 2002	By	/s/ Dennis Ward
Dennis Ward
Chief Financial Officer (principal financial officer)
Director

(ITEM 14(A))

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of K-tel International, Inc.

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-tel International, Inc. and subsidiaries as of June 30, 2002 and 2001 and the results of their operations and their cash flows for the each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant recurring losses from operations and has a net working capital deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II for each of the three years in the period ended June 30, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/S/ GRANT THORNTON LLP

Minneapolis, Minnesota,
August 20, 2002

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30,

(in thousands - except share data)

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$75	$173
Accounts receivable, net	1,656	915
Inventories	637	418
Royalty advances	282	182
Prepaid expenses and other	378	480
Total Current Assets	3,028	2,168

Property and equipment, net of accumulated depreciation and amortization of $1,418 and $1,136	162	231

Owned catalog masters, net of accumulated amortization of $2,829 and $2,687	1,060	1,424
Other assets	—	9

	$4,250	$3,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Notes payable to affiliate and other	$10,253	$8,807
Accounts payable	1,264	1,284
Accrued royalties	2,245	2,080
Reserve for returns	40	50
Other current liabilities	—	760
Net liabilities of discontinued operations	92	1,103
Total Current Liabilities	13,894	14,084

Shareholders’ Deficit:
Common Stock — 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	20,680
Accumulated deficit	(30,771)	(30,785)
Cumulative translation adjustment	(301)	(283)
Total Shareholders’ Deficit	(9,644)	(10,252)

	$4,250	$3,832

The accompanying notes are an integral part of these financial statements

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,

(in thousands – except per share data)

	2002	2001	2000
Net Sales	$6,875	$17,514	$29,092
Costs and Expenses:
Cost of goods sold	2,485	15,658	26,244
Advertising	172	618	2,484
Selling, general & administrative	4,550	10,718	13,344
Total Costs and Expenses	7,207	26,994	42,072
Operating Loss	(332)	(9,480)	(12,980)
Other Income (Expense):
Interest income	—	155	10
Interest expense	(472)	(912)	(549)
Foreign currency transaction loss	—	(360)	(412)
Other expense	(37)	—	(600)
Gain on sale of subsidiary	—	—	4,341
Total Other Income (Expense)	(509)	(1,117)	2,790
Loss from Continuing Operations
Before Income Taxes	(841)	(10,597)	(10,190)
Benefit (Provision) for Income Taxes	141	96	(7)
Loss from Continuing Operations	(700)	(10,501)	(10,197)
Discontinued Operations:
Loss from Discontinued Operations	(180)	(4,315)	(5,541)
Loss before Extraordinary Item	(880)	(14,816)	(15,738)
Extraordinary Item:
Gain on Subsidiary Liquidations	894	16,185	—
Net Income (Loss)	$14	$1,369	$(15,738)

Income (Loss) per Share — Basic and Diluted:
Continuing Operations	$(.05)	$(.77)	$(1.02)
Discontinued Operations	(.01)	(.32)	(.56)
Extraordinary Item	.06	1.19	—
Net Income (Loss)	$.00	$.10	$(1.58)

Shares used in the calculation of loss per share— Basic and Diluted:	13,654	13,654	9,848

Comprehensive Income (Loss)
Net income (loss)	$14	$1,369	$(15,738)
Foreign currency gain (loss)	(18)	476	248
Comprehensive Income (Loss)	$(4)	$1,845	$(15,490)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2002, 2001 AND 2000

(in thousands)

	Common Stock
			Additional		Accumulated
			Paid-In	Accumulated	Comprehensive	Other
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 1999	10,242	$102	$21,113	$(16,416)	$(1,007)	$3,792

Net loss	—	—	—	(15,738)	—	(15,738)
Proceeds from exercise of stock options	545	6	3,095	—	—	3,101
Payment for cancellation of private equity placement	(466)	(5)	(3,995)	—	—	(4,000)
Translation adjustment	—	—	—	—	248	248

Balance at June 30, 2000	10,321	103	20,213	(32,154)	(759)	(12,597)

Net income	—	—	—	1,369	—	1,369
Conversion of debt to equity	3,333	33	467	—	—	500
Translation adjustment	—	—	—	—	476	476

Balance at June 30, 2001	13,654	136	20,680	(30,785)	(283)	(10,252)

Net income	—	—	—	14	—	14
Reduction of notes payable to affiliate	—	—	612	—	—	612
Translation adjustment	—	—	—	—	(18)	(18)

Balance at June 30, 2002	13,654	$136	$21,292	$(30,771)	$(301)	$(9,644)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,

(in thousands)

	2002	2001	2000
Operating Activities:
Net income (loss)	$14	$1,369	$(15,738)
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	380	408	1,594
Loss on disposal of property and equipment	3	349	—
Write down of long lived asset	—	417	—
Gain on sale of subsidiary	—	—	(4,341)
Gain on liquidation	(894)	(16,185)	—
Discontinued operations	(109)	3,630	3,943
Changes in operating assets and liabilities:
Accounts receivable	(689)	3,217	1,132
Inventories	(199)	2,378	3,530
Royalty and other advances	(84)	(82)	572
Prepaid expenses and other assets	295	(225)	383
Accounts payable and other liabilities	(699)	2,421	(1,755)
Accrued royalties	157	230	2,429
Income Taxes	(130)	—	—
Reserve for returns	(12)	(370)	744
Cash used in operating activities	(1,967)	(2,443)	(7,507)

Investing Activities:
Proceeds from sale of subsidiary	—	—	6,350
Purchases of property and equipment	(124)	(62)	(184)
Music catalog additions	—	(63)	(649)
Discontinued operations	—	—	(68)
Other	27	27	16
Cash provided by (used in) investing activities	(97)	(98)	5,465

Financing Activities:
Borrowings on notes payable	3,676	13,946	25,985
Payments on notes payable	(1,629)	(12,508)	(26,693)
Repurchase of shares issued in private placement	—	—	(4,000)
Proceeds from exercise of stock options	—	—	3,101
Cash provided by (used in) financing activities	2,047	1,438	(1,607)

Effect of exchange rates on cash	(81)	478	308

Net decrease in cash equivalents	(98)	(625)	(3,341)

Cash and equivalents at beginning of period	173	798	4,139

Cash and equivalents at end of period	$75	$173	$798

Supplemental Cash Flow Information
Cash Paid For -
Interest	$598	$483	$799
Income Taxes	$—	$4	$1
Non-cash Information
Reduction of notes payable to affiliate through debt forgiveness, recorded as a capital contribution	$612	$—	$—
Music Catalogs reclassified to prepaid assets	$173	$—	$—

The accompanying notes are an integral part of these financial statements

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002, 2001 AND 2000

1.                                      BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company” or “K-tel”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct marketing channels in the United States and Europe.

Subsidiaries’ Bankruptcy and Liquidation

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. ceased operations and filed for protection under Chapter 7 of the U. S. bankruptcy code. In connection with this filing, the assets and liabilities of this subsidiary were removed from the books of the Company as control of the subsidiary was transferred to the bankruptcy trustee. The net liability at the time of this filing was shown as a gain on the Chapter 7 liquidation. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding. During the fiscal years ended June 30, 2001 and 2000, this subsidiary had net sales of $11,948,000 and $23,426,000 and operating losses of  $5,299,000 and $9,857,000, respectively.

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding. K-tel Marketing Ltd. had no operations during the fiscal year ended June 30, 2002. During fiscal 2001, this subsidiary had net sales of $3,179,000 and operating losses of $3,220,000.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. No consumer product sales occurred in the fiscal year ended June 30, 2002. Net sales for the years ended June 30, 2001 and 2000 were $3,818,000, and $29,512,000, respectively. The accompanying consolidated financial statements have been prepared (and restated, in the case of the 2000 financial statements) to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at June 30, 2002 consist of assets of $14,000 and liabilities of $106,000.

Going Concern

During the years ended June 30, 2002, 2001 and 2000, the Company incurred net losses from continuing operations of $841,000, $10,597,000 and $10,190,000, respectively, and used $1,967,000, $2,443,000, and $7,507,000 of cash in operating activities. Additionally, the Company had a working capital deficit of $10,866,000 at June 30, 2002.

The Company’s ability to continue its present operations and implement future expansion plans successfully are contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (K-5) (See Note 3), increase its revenues and ultimately to attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations may not be adequate to fund operations and service its indebtedness on an ongoing basis. Management is concentrating its efforts on returning the Company to profitability by focusing on music licensing and limited music distribution. However, there can be no assurance that the Company’s management will be successful in this effort. In the event the Company is unable to fund its operations and implement its business plan properly, it may be unable to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition — The Company derives its revenue from several different sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues.

Cost of Goods Sold — The Company expenses all product manufacturing, distribution and royalty costs associated with music sales as cost of goods sold. The Company also expenses royalties, commissions and amortization of its owned master recordings associated with its license revenue as cost of goods sold.

Shipping and Handling Costs — The Company expenses within cost of goods sold all shipping and handling costs incurred in the shipment of goods.

Cash and Equivalents - Cash and equivalents consist principally of cash, and short–term, highly liquid investments with original maturities of less than ninety days.

Inventories — Inventories, which consists of finished goods that include all direct product costs, are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Owned Catalog Masters — The Company capitalizes the costs to purchase owned master recordings at the time of acquisition. These costs are amortized over the estimated useful life of these master recordings, which is generally seven years and represents management’s best estimate of the average period of value.

Rights to Use Music Product- Certain of the Company’s compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-refundable advances are required to obtain the licenses and are realized through future sales of the product. The amounts paid for minimum guarantees or non–refundable advances are capitalized and charged to expense as sales are made. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non–refundable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets. Licenses are subject to audit by licensors.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets, which range from three to nine years.

Long Lived-Assets — The Company evaluates its long-lived assets quarterly, or earlier if a triggering event occurs, to determine potential impairment by comparing the carrying value of those assets to the related undiscounted future cash flows of the assets. If an asset is determined to be impaired, it is written down to its estimated fair value. During the quarter ended March 31, 2001, the Company suspended its online business to relocate these operations to the Company’s offices in Minnesota and update the website to reflect the Company’s continuing operations. The Company wrote down the assets of that business to its estimated fair value, resulting in a charge during the quarter ended March 31, 2001 of approximately $240,000. In addition, during the quarter ended June 30, 2001, the Company wrote down approximately $177,000 of trademarks related to its European operations, which were determined to have no remaining value as the Company is no longer marketing the products benefited by those trademarks. These charges were included within general and administrative expense.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expense was $172,000, $618,000 and $2,484,000 for each of the years ended June 30, 2002, 2001 and 2000, respectively.

Foreign Currency - The operations of all foreign entities are measured in local currencies. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the year. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of shareholders’ equity.

Stock–based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method and recognizes compensation expense for certain stock-based awards granted to employees. Certain pro forma information as if the Company adopted the fair value method of accounting for stock-based compensation is presented in Note 5.

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently-enacted tax rates.

Net Income ( Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. Options to purchase 2,273,839, 2,580,992 and 1,822,582 shares of common stock, with weighted average exercise prices of $5.89, $6.05 and $7.34 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

Use of Estimates - Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates include allowances for bad debts, inventory valuation, return reserves, royalty obligations, purchase commitments and product replacement costs. Actual results could differ from those estimates used by management.

3.                                      LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc., the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.75% at June 30, 2002), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,026,000 and $4,807,000 as of June 30, 2002 and 2001 respectively under the K-5 Facility.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a former loan with an outside party pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.75% at June 30, 2002) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2002 and 2001, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2002, K-tel obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2% per annum over the base rate (6.0% at June 30, 2002) and are subject to a minimum of 6% per annum. K-tel has an outstanding balance of $227,000 as of June 30, 2002.

4.                                      INCOME TAXES

The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):

	2002	2001	2000
Income (loss) before provision (benefit) for income taxes:
United States	$(295)	$2,871	$(9,468)
Foreign	168	(1,598)	(6,263)
Total	$(127)	$1,273	$(15,731)

Provision (benefit) for income taxes:
Current
United States	$(141)	$(100)	$2
Foreign	—	4	5

Total provision for income taxes	$(141)	$(96)	$7

A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 is as follows:

	2002	2001	2000

Federal statutory rate	34%	34%	34%
State Taxes, net of Federal benefit	2	2	2
Valuation allowance	(36)	(36)	(36)
	—	—	—

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Temporary differences, which are all deferred tax assets, are as follows (in thousands):

	June 30, 2002	June 30, 2001

Net operating loss carryfowards	$17,661	$12,628
Alternative minimum tax credits	432	432
Foreign tax credit	325	325
Reserve for returns	761	315
Depreciation and amortization	238	325
Royalty reserves	105	1,920
Inventory reserves	40	515
Nondeductible accruals	310	1,952
Allowance for bad debts	29	62
Valuation allowance	(19,901)	(18,474)
	$—	$—

A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability is more likely than not.

For U.S. tax reporting purposes, the Company has net operating loss carryforwards (“NOL”) of approximately $49,000,000. However, of the amount available through 2013 and 2020, $20,100,000 relates to deductions associated with the exercise of stock options. The tax benefit of approximately $7,236,000 associated with this stock option deduction will be recorded as additional paid–in capital when realized. The NOL carryforwards may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $432,000 in U.S. federal alternative minimum tax credits and $325,000 in foreign tax credits which may be utilized in the future to offset any regular corporate income tax liability.

5.                                      CAPITAL TRANSACTIONS

Securities Purchase Agreement

On April 21, 1999, the Company entered into a Securities Purchase Agreement with two investors, pursuant to which the Company would sell in a private placement transaction, up to $18.0 million of the Company’s common stock in two tranches. The first tranche was to have totaled $8.0 million.  Pursuant to the Agreement, the Company sold 465,794 shares of common stock for an aggregate of $4,000,000, or $8.588 per share. The Company was to sell an additional $4.0 million of common stock, on the effective date of a registration statement. Under the terms of the Agreement, the purchasers were to be entitled to acquire additional shares pursuant to a warrant. In addition, the Company issued warrants to the purchasers enabling them to purchase up to 167,754 additional shares of common stock at a purchase price of $10.73 per share, exercisable for a five–year period. In July 1999, a contractual dispute arose between the purchasers and K-tel and the $4,000,000 balance on the first tranche was not sold.

On August 3, 1999, the Company entered into an agreement with the two purchasers of its common stock to terminate and void those agreements and to repurchase, for $4,600,000, the purchasers’ common stock totaling 465,794 shares and warrants to acquire additional shares. The Company has no further obligation to sell additional stock to the purchasers, who were also relieved of obligations to purchase additional shares. As a part of the settlement, the purchasers released the Company from all claims and dismissed with prejudice the lawsuit which they had commenced against the Company, resulting in an expense of $600,000, which was reported in Other expense in the consolidated statement of operations for the fiscal year ended June 30, 2000. Payment of $600,000 was made for the release from this agreement.

Stock Option Plan

The Company has a Stock Option Plan for officers, directors, and employees of the Company. Under the terms of this plan the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, the timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options and nonqualified stock options.  The Company’s 1987 plan, which has expired, covered a maximum of 700,000 shares of common stock, of which 2,000 shares remain outstanding and exercisable. In February 1997, the Company’s Board of Directors approved a new stock option plan covering a maximum of 600,000 shares of common stock, which was subsequently amended to 5,000,000 through shareholder amendments in February 1999, January 2000 and November 2000. There were options on 4,145,650 net shares granted under this plan as of June 30, 2002. Of these options granted, 1,814,744 have been terminated or have expired.

Restricted and Non–Qualified Stock Options

In addition to stock options granted under the terms of the Stock Option Plan, the Board of Directors has the sole authority to grant employees, officers and directors incentive stock options and non–qualified stock options outside the Stock Option Plan. The Board of Directors determines the type, size and terms of the grants, timing of the grants, the duration of the exercise period and any other matters pertaining to options or awards granted outside of the Stock Option Plan. For all periods presented, there are no restricted stock options outstanding.

The share information for all plans is summarized below:

			Weighted
	Incentive Stock	Non-Qualified	Average
	Options	Stock Options	Exercise Price
Outstanding July 1, 1999	270,210	1,053,439	$8.09

Adjustment (1)	606,939	(606,939)

Granted	2,092,000	180,000	5.64
Exercised	(540,000)	(5,000)	5.69
Canceled	(218,593)	(124,500)	7.13
Outstanding June 30, 2000	2,210,556	497,000	$6.72

Granted	310,000	75,000	1.06
Canceled	(228,167)	(527,500)	6.49
Outstanding June 30, 2001	2,292,389	44,500	$5.77

Adjustment (2)	(2,105,045)	2,105,045

Granted	—	—	—
Canceled	(36,050)	(27,000)	5.86
Outstanding June 30, 2002	151,294	2,122,545	$5.89

(1)          Adjustment reflects options disclosed previously as non-qualified that should have been recorded as incentive.

(2)          Adjustment reflects options disclosed previously as incentive that should have been recorded as non-qualified.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2002:

Options Outstanding
Exercise Prices			Weighted Average
	Weighted	Number	Remaining
Range	Average	of Shares	Contractual Life
$0.15-$1.75	$0.47	231,000	8.4 years
1.84-3.38	1.87	81,400	8.0 years
5.51-6.50	5.56	1,256,500	7.6 years
8.73	8.73	704,939	6.7 years
		2,273,839

Options Exercisable
Exercise Prices
	Weighted	Number
Range	Average	of Shares
$0.15-$1.75	$0.47	231,000
1.84-3.38	1.87	81,400
5.51-6.50	5.55	1,234,500
8.73	8.73	704,939
		2,251,839

Pro Forma Option Information

Had compensation costs for the Company’s stock option plans been recorded at fair value, the Company’s pro forma net loss and loss per share would have been as follows:

	2002	2001	2000
Net income (loss) (in thousands):
As reported	$14	$1,369	$(15,738)
Pro forma	$(458)	$(496)	$(26,189)

Basic and diluted EPS:
As reported	$.00	$.10	$(1.58)
Pro forma	$(.04)	$(.04)	$(2.85)

The weighted average fair value of options granted in fiscal 2001 was $0.98, and 2000 was $4.86. No options were granted in fiscal 2002. Because the fair value provisions have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

	2002	2001	2000

Risk-free interest rate	5.00%	5.00%	6.00%
Expected life	5 years	5 years	5 years
Expected volatility	150%	150%	120%
Expected dividend yield	None	None	None

6.                                      COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480.  This action consolidates twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deems just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiffs appeal. On August 20, 2002 the plaintiffs applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiff’s petition for rehearing at the request of the Court. K-tel is awaiting a ruling on this appeal. K-tel has two insurance policies providing coverage of up to $20 million, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers. K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

Early v. K-tel International, Inc.

On January 11, 1999, the Company was named in a lawsuit entitled Christopher Early vs. K-tel International, Inc., et al brought in the Circuit Court of Cook County, Illinois, against the Company and certain of its subsidiaries by Christopher Early. The suit also named as defendants certain other manufacturers, distributors and a number of nationwide retailers. The plaintiff sought damages on behalf of himself and a purported class of purchasers of cassette tapes and compact discs produced, distributed and/or sold by the defendants. The claim alleged that defendants engaged in deceptive and misleading packaging of cassette tapes and compact discs by failing to give proper notice to consumers that the songs contained therein were not the original recordings by the original artists. The complaint also alleged consumer fraud, deceptive and unfair practices, and fraud in connection with website advertising and marketing. Similar litigation was brought against the Company by Mr. Early in 1997 and was dismissed by a United States Federal Court in 1999 on jurisdictional grounds. The Company denies that it mislabeled cassette tapes and compact discs or engaged in fraudulent or deceptive conduct and defended vigorously the purported action, which sought an undetermined amount of compensatory damages and punitive damages in the amount of $10 million, an injunction and costs incurred in the litigation, including attorneys fees. The Company filed a motion to dismiss the complaint on June 8, 2000. On February 16, 2001, the court dismissed the complaint against the other manufacturers, distributors and nationwide retailers, but allowed the case to continue against the Company. On May 28, 2002, the Court approved an agreement between the Company and Mr. Early on terms favorable to the Company within the amount previously reserved for in the Company’s financial statements.

RTL Shopping S.A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd. alleging that RTL9 ran a commercial for K-tel Marketing which presented a product under brand names alleged to infringe on the competitor’s own trademarks and also translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in December 2000 against K-tel International, Inc. under its agreement to guarantee payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001 the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing. At a procedural hearing on December 3, 2001, RTL9 filed its brief in response to the Company’s filing. In response, the Company filed a further brief. At a further hearing on May 6, 2002, several companies involved in the initial suit against RTL9 filed additional briefs or indicated that additional briefs would be filed. The Court directed that all additional briefs were to be filed by June 24, 2002. Several parties filed additional briefs on September 11, 2002. The Company filed a brief in response. At a hearing on September 16, 2002, the Court received new submissions from three of the other parties and set a hearing date of October 28, 2002, at which time it will declare an end to the written submissions. The Court has scheduled oral arguments for November 12, 2002. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

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

K-tel International, Inc. vs. Tristar Products, Inc.

K-tel and its subsidiary in Germany have commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to Plaintiffs of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify Plantiffs for injuries and damages arising out of the resale of those goods. Plaintiffs are seeking approximately $2 million in consequential damages. Tristar is vigorously defending this claim and the action is currently in discovery.

Tristar has also asserted a patent and trademark/ trade-dress action against K-tel for passing off a product called the “K-tel Hook and Hang” while allegedly a distributor of the original patented Tristar Hook and Hang product. The Company denies the allegation because it never was a distributor of this or any similar product and intends to defend this action vigorously. Tristar has not identified the amount of damages it seeks with respect to this counterclaim. Discovery proceedings have commenced.

Litigation and Disputes

K-tel and its subsidiaries are also involved in other legal actions in the ordinary course of its business. With all litigation matters, management considers their likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

Subsidiaries’ Bankruptcy and Liquidation

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code. Although the bankruptcy court has not yet confirmed the formal plan of liquidation, the Company has not been informed by the trustee or its counsel of any plan by the court to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel (USA). Management believes the Company will have no ongoing material liability related to K-tel (USA) as a result of the filing and the outcome of the bankruptcy proceeding.

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding.

Royalties

During the year ended June 30, 2000, the Company received an audit claim for $9.4 million from the Harry Fox Agency, Inc. covering the period July 1, 1994 through June 30, 1998 related to the operations of K-tel International (USA), Inc. The Company has received similar audits in the past and, following extensive research, generally arrives at a substantially lower settlement. During the year ended June 30, 2000, the Company adjusted its royalty reserve to allow for an eventual settlement and believes its reserve is adequate. This liability was surrendered to the bankruptcy trustee when K-tel (USA) filed for Chapter 7 bankruptcy protection.

Leases

The Company has entered into several office and warehouse leases which expire through 2005. Commitments under these leases are $235,464 in 2003, $202,464 in 2004, and $43,110 in 2005. Rental expense was $216,327 in 2002, $654,000 in 2001, and $1,007,000 in 2000.

7.                                      SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

One customer, Madacy Entertainment Group, Inc. accounted for approximately 13% of K-tel’s revenue for the year ended June 30, 2002. The loss of, or a substantial reduction in, business from this customer would have a material adverse effect on the Company.

See Note 4 for information regarding debt transactions with related parties.

The Company purchased approximately $366,000 in fiscal 2002, $574,000 in fiscal 2001 and $198,000 in fiscal 2000 of consumer convenience products from K-5. There were trade payables to K-5 of $291,000 at June 30, 2002, $ 285,000 at June 30, 2001 and $150,000 at June 30, 2000.

The Company had no sales of consumer convenience products to K-5 during fiscal 2002, sales of $13,000 during fiscal 2001 and $174,000 during fiscal 2000. There was a balance receivable from K-5 at June 30, 2002 of $129,000, June 30, 2001 of $109,000 and June 30, 2000 of $224,000. No interest was charged on the related outstanding balances during fiscal 2002 and 2001 and 2000.

8.                                      BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company markets and distributes entertainment products internationally through its operating subsidiaries. K–tel’s businesses are organized, managed and internally reported as three segments: retail music sales, music licensing, and other, which consist primarily of e–commerce (which was closed in the fourth quarter of fiscal 2002). These segments are based on differences in products, customer type and sales and distribution methods. The Company’s consumer product operations have been discontinued and are presented in the accompanying financial statements as discontinued operations and are therefore not included in the segment information.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION		Music		Licensing	Other			Corporate/ Elimination			Total Company
(in thousands)

Net Sales	2002 2001 2000	$3,757 14,202 25,739		$3,118 3,710 3,698	$	— 365 575		$	— (763 (920	) )	$ $	6,875 17,514 29,092

Operating Income (loss)	2002 2001 2000	$(1,725 (7,749 (11,308	) ) )	$1,393 425 819	$	— (2,156 (2,491	) )	$	— — —			$(332 (9,480 (12,980	) ) )

Assets	2002 2001 2000	$2,319 1,501 11,856		$1,668 1,650 1,832		$121 443 689			$142 238 1,037		$ $	4,250 3,832 15,414

GEOGRAPHIC INFORMATION		United States	Europe	Total

Net Sales	2002 2001 2000	$3,949 13,914 25,277	$2,926 3,600 3,815	$6,875 17,514 29,092

Assets	2002 2001 2000	$2,792 2,042 13,583	$1,458 1,790 1,831	$4,250 3,832 15,414

9.                                      RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standard Boards (FASB) Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” and SFAS 142, “Goodwill and Intangible Assets” on June 30, 2002. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations to be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives and require negative goodwill be recognized as an extraordinary gain. Thereafter, goodwill and other intangible assets with indefinite lives will be tested for impairment annually or whenever an impairment indicator arises. The Company expects that the adoption of the provisions of SFAS No. 141 and SFAS No. 142 does not have a material impact on the Company’s financial statements because the Company does not use the pooling-of-interest method of accounting for business combinations and has no goodwill and other intangible assets.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 retains the requirement from SFAS 121 to test a long-lived asset or asset group for impairment using a two-step impairment test whenever a triggering event occurs. SFAS 144 provides an additional triggering event, a current expectation that, more likely than not, a long-lived asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and is generally to be applied prospectively. SFAS 144 does not apply to goodwill and other intangible assets with indefinite lives, long-term customer relationships of financial institutions, financial instruments, deferred policy acquisition costs, deferred tax assets, and other long-lived assets for which the accounting is prescribed in certain other FASB Statements.

The FASB also issued SFAS 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 applies to all entities that have legal obligations associated with the retirement of a tangible long-lived asset that result from acquisition, construction, or development and (or) normal operations of the long-lived asset.  For purposes of SFAS 143, a liability for an asset retirement obligation should be recognized if the obligation meets the definition of a liability in FASB Concepts Statement 6, “Elements of Financial Statements,” and if the amount of the liability can be reasonably estimated.  Consequently, an entity should recognize a liability for an asset retirement obligation if (a) the entity has a duty or responsibility to settle an asset retirement obligation, (b) the entity has little or no discretion to avoid the future transfer or use of assets, and (c) the transaction or other event obligating the entity has occurred.

The SFAS 144 and 143 should not have a material effect on the Company’s financial statements because the Company has no asset retirement obligations.

SCHEDULE II

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30,

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Net Sales	Charged to Other Accounts (1)	Deductions		Balance at End of Period
Allowance for Doubtful Accounts
2002	$33	$50	$5	$(20	)(2)	$68
2001	$1,416	$(41)	$(4)	$(1,338	)(2)	$33
2000	$1,349	$59	$(5)	$13	(2)	$1,416

Reserve for
Returns

2002	$50	$49	$6	$65		$40
2001	$4,623	$45	$(3)	$(4,615)		$50
2000	$3,884	$5,140	$(1)	$(4,400)		$4,623

(1) Exchange rate change

(2) Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

The Exhibits listed below, which are numbered corresponding to Item 601 of Regulation S-K, are filed as a part of this report.

Exhibit	Item

3	Restated Articles of Incorporation and Restated By-Laws	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1985

3.1	Amendment to Articles of Incorporation	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the year ended March 31, 1998

10.1	1987 Stock Incentive Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1987

10.2	Non-Qualified Stock Option Agreement — Philip Kives	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

10.3	1997 Stock Option Plan	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997

10.4	Loan and Security Agreement — Foothill Capital Corporation	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997

10.5	Non-Qualified Stock Option Agreement — Philip Kives	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998

10.6	Amendment Number One — Loan and Security Agreement — Foothill Capital Corporation	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998

10.7	Amendment Number Two — Loan and Security Agreement — Foothill Capital Corporation	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998

10.8	Restated Amendment Number Two — Loan and Security Agreement — Foothill Capital Corporation.	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998

10.9	Sale and Purchase Agreement relating to K-tel International (Finland) Oy by and between K-tel International, Inc. an Edel Music AG, dated September 10, 1999.	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 24, 1999

10.10	Letter Agreement relating to K-tel International (Finland) Oy by and between K-tel international, Inc. and Edel Music AG, dated September 10, 1999.	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 24, 1999

10.11	Securities Purchase Agreement by and between K-tel International, Inc. and two investors, dated April 21, 1999.	Incorporated herein by reference to the Registrant’s Report on Form 8-K filed on April 27, 1999

10.12	Settlement Agreement and Mutual Release of Securities Purchase Agreement Settlement by and between K-tel International, Inc. and two investors, dated August 3, 1999.	Incorporated herein by reference to the Registrant’s Report on Form 8-K filed on August 4, 1999

10.13	Form of Stock Option Agreement under the 1997 Stock Option Plan	Incorporated herein by reference to the Registrant’s Annual report on Form 10-K for the year ended June 30, 2000

10.14	Form of Stock Option Agreement under the 1997 Stock Option Plan	Incorporated herein by reference to the Registrant’s Annual report on Form 10-K for the year ended June 30, 2000

10.15	Amendment Number Three — Loan and Security Agreement — Foothill Capital	Incorporated herein by reference to the Registrant’s Annual report on Form 10-K for the year ended June 30, 2000

10.16	Amendment Number Four — Loan and Security Agreement — Foothill Capital	Incorporated herein by reference to the Registrant’s Annual report on Form 10-K for the year ended June 30, 2000

10.17	Amendment to Credit Agreement and Note	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001

10.18	Amendment to Loan Agreement and Security Agreement	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001

21	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith