Form 10-Q
period 2002-09-30
K TEL INTERNATIONAL INC
filed 2002-11-14
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Yes ☒           No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most recent practical date. As of November 13, 2002, there were 13,653,738 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

SEPTEMBER 30, 2002 AND JUNE 30, 2002

(in thousands)

	September 30, 2002	June 30, 2002

ASSETS

Current Assets:
Cash and equivalents	$85	$75
Accounts receivable, net	1,792	1,656
Inventories	763	637
Royalty advances	309	282
Prepaid expenses and other	299	378
Total Current Assets	3,248	3,028

Property and equipment, net of accumulated depreciation and amortization of $1,442 and $1,418	153	162

Owned catalog masters, net of accumulated amortization of $2,596 and $2,829	974	1,060

	$4,375	$4,250

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Loans payable to affiliate and other	$10,510	$10,253
Accounts payable	1,425	1,264
Accrued royalties	2,272	2,245
Reserve for returns	89	40
Net liabilities of discontinued operations	292	92
Total Current Liabilities	14,588	13,894

Shareholders’ Deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,279)	(30,771)
Cumulative translation adjustment	(362)	(301)
Total Shareholders’ Deficit	(10,213)	(9,644)

	$4,375	$4,250

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended September 30,
	2002	2001
Net Sales	$1,498	$1,381
Costs and Expenses:
Cost of goods sold	599	522
Advertising	46	23
Selling, general & administrative	951	1,233
Total Costs and Expenses	1,596	1,779
Operating Loss	(98)	(398)

Other Income (Expense):
Interest expense	(136)	(81)
Other expense	(64)	—
Total Other Expense	(200)	(81)

Loss from Continuing Operations
Before Taxes	(298)	(479)

Income Taxes	—	—
Loss from Continuing Operations	(298)	(479)

Discontinued Operations:
Loss from Discontinued Operations	(210)	(25)
Net Loss	$(508)	$(504)

Loss per Share – Basic and Diluted:
Continuing Operations	$(.02)	$(.04)
Discontinued Operations	(.02)	—
Net Loss	$(.04)	$(.04)

Weighted Average Shares Outstanding – Basic and Diluted:	13,654	13,654

Comprehensive Loss:
Net Loss	$(508)	$(504)
Foreign Currency Loss	(61)	(92)
Comprehensive Loss	$(569)	$(596)

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

 (in thousands)

	Three Months Ended September 30,
	2002	2001
Cash flows from Operating Activities:
Net loss	$(508)	$(504)
Adjustments to reconcile net loss to cash used in
Operating activities:
Depreciation and amortization	103	69
Loss on disposal of property and equipment	—	4
Discontinued operations	201	29
Changes in operating assets and liabilities:
Accounts receivable	(110)	(314)
Inventories	(119)	28
Royalty and other advances	(19)	30
Prepaid expenses and other	81	94
Accounts payable and other	137	140
Accrued royalties	27	61
Reserve for returns	50	9
Cash used in operating activities	(157)	(354)

Cash flows from Investing Activities:
Proceeds from sale of property and equipment	—	27
Purchases of property and equipment	(4)	—
Music catalog additions	—	(114)
Cash used in investing activities	(4)	(87)

Cash flows from Financing Activities:
Borrowings on loans payable	651	789
Payments on loans payable	(400)	(191)
Cash provided by financing activities	251	598

Effect of exchange rates on cash	(80)	(144)

Net increase in cash and equivalents	10	13

Cash and equivalents at beginning of period	75	173

Cash and equivalents at end of period	$85	$186

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company,” “K-tel,” or the “Registrant”) was incorporated in 1968. Its corporate offices are located at 2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota, and its phone number is (763) 559-5566. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. Historically, K-tel subsidiaries had also distributed consumer products through operations which have been discontinued, and operated an Internet e-commerce site which has been suspended due to continuing losses. K-tel has begun a program of licensing its name and marks to other companies in businesses unrelated to K-tel’s current operations. Licenses are granted for a royalty or fee, with no cost to the Company.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively although the Company continues to pursue its claim against a former supplier of defective goods to its German subsidiary. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation.

Going Concern

During the three months ended September 30, 2002, the Company continued to sustain losses from continuing operations, losing $298,000 during the period. Additionally, the Company had a working capital deficit of $11,340,000 at September 30, 2002.

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

2.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2002 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2002.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

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

Cost of Goods Sold – The Company expenses all product manufacturing, distribution and royalty costs associated with music sales as cost of goods sold. The Company also expenses royalties, commissions and amortization of its owned master recordings associated with its license revenue as costs of goods sold.

Shipping and Handling Costs – The Company expenses within cost of goods sold all shipping and handling costs incurred in the shipment of goods.

Cash and Equivalents – Cash and equivalents consist principally of cash and short-term, highly liquid investments with original maturities of less than ninety days.

Inventories – Inventories, which consists of finished goods that include all direct product costs, are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Owned Catalog Masters – The Company capitalizes the costs to purchase owned master recordings at the time of acquisition. These costs are amortized over the estimated useful life of these master recordings, which is generally seven years and represents management’s best estimate of the average period of value.

Rights to Use Music Product – Certain of the Company’s compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-refundable advances are required to obtain the licenses and are realized through future sales of the product. The amounts paid for minimum guarantees or non–refundable advances are capitalized and charged to expense as sales are made. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non-refundable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying consolidated balance sheets. Licenses are subject to audit by licensors.

Property and Equipment – Property and equipment are stated at cost. Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets, which range from three to nine years.

Long Lived-Assets – The Company evaluates its long-lived assets quarterly, or earlier if a triggering event occurs, to determine potential impairment by comparing the carrying value of those assets to the related undiscounted future cash flows of the assets. If an asset is determined to be impaired, it is written down to its estimated fair value.

Royalties – The Company has entered into license agreements with various record companies and publishers under which it pays royalties on units sold. The Company accrues royalties using contractual rates and certain estimated rates on applicable units sold. The contractual royalty liability is computed quarterly and the accrued royalty balance is adjusted accordingly. The royalty agreements are subject to audit by licensors.

Advertising – The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response.

Foreign Currency – The operations of all foreign entities are measured in local currencies. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of shareholders’ equity.

Stock–based Compensation – The Company accounts for stock-based awards to employees using the intrinsic value method and recognizes compensation expense for certain stock based awards granted to employees.

Income Taxes – Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates.

Net Income (Loss) Per Share – Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the effect would be antidilutive. For the three months ended September 30, 2002 and 2001, options to purchase 2,273,839 and 2,336,434 shares of common stock, with weighted average exercise prices of $5.88 and $5.88 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

Use of Estimates – Preparing consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates include allowances for bad debt, inventory valuation, return reserves, royalty obligations, purchase commitments and product replacement costs. Actual results could differ from those estimates used by management.

3.                                      LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc., the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.75% at September 30, 2002), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,276,000 and $6,026,000 as of September 30, 2002 and June 30, 2002 respectively under the K-5 Facility.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.75% at September 30, 2002) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2002 and June 30, 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2002, K-tel obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a

Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2% per annum over the base rate (6.0% at September 30, 2002) and are subject to a minimum of 6% per annum. K-tel has an outstanding balance of $234,000 as of September 30, 2002.

4.                                      COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480. This action consolidates twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deems just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiffs appeal. On August 20, 2002 the plaintiffs applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiff’s petition for rehearing at the request of the Court. On October 2, 2002, the Court denied the petition for rehearing. K-tel has two insurance policies providing coverage of up to $20 million, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers. K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

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

The initial lawsuit against RTL9 and the RTL9 claim against K-tel are proceeding together through the French courts, and the parties involved in the initial lawsuit continue to submit new briefs to the Court related to that action. At a hearing on May 6, 2002, several companies involved in the initial suit against RTL9 filed additional briefs or indicated that additional briefs would be filed. The Court directed that all additional briefs were to be filed by June 24, 2002. Several parties filed additional briefs on September 11, 2002. The Company filed a brief in response. At a hearing on September 16, 2002, the Court received new submissions from three of the other parties and set a hearing date of January 20, 2003, at which time it will declare an end to the written submissions. The Court has scheduled oral arguments for March 31, 2003. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

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

Other Litigation and Disputes

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

5.                                      BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company markets and distributes entertainment products internationally and through its operating subsidiaries. K–tel’s businesses are organized, managed and internally reported as three segments: retail music sales, music licensing and other, which consists primarily of e-commerce (which was closed in the fourth quarter of fiscal 2002). These segments are based on differences in products, customer type and sales and distribution methods. The Company’s consumer product operations have been discontinued and are presented in the accompanying financial statements as discontinued operations and are therefore not included in the segment information.

The retail music segment consists primarily of the sales of pre–recorded music both from the Company’s music master catalog and under licenses obtained from other record companies. The Company sells compact discs and DVD’s directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

In the licensing segment, the Company licenses the rights to its master music catalog, consisting of original recordings and re-recordings of music from the 1950’s through today, to third parties world-wide for use in albums, films, television programs, and commercials, for either a flat fee or a royalty based on the number of units sold.

Operating profits or losses of these segments include an allocation of general corporate expenses. Depreciation and amortization and capital additions are not significant and have therefore been excluded from presentation.

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION		Music	Licensing	Other	Corporate/ Elimination	Total Company
		(in thousands)

Net Sales	2002	$943	$555	$—	—	1,498
	2001	756	784	—	(159)	$1,381

Operating	2002	$(166)	$68	$—	$—	$(98)
Income (loss)	2001	(573)	175	—	—	(398)

Assets	2002	$2,905	$1,309	$87	$74	$4,375
	2001	2,466	1,363	81	195	4,105

GEOGRAPHIC INFORMATION		United States	Europe	Total

Net Sales	2002	$981	$517	$1,498
	2001	742	639	1,381

Assets	2002	$2,956	$1,419	$4,375
	2001	2,200	1,905	4,105

6.             NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this pronouncement will have a material effect on the Company’s financial statements.

7.             RECENTLY PASSED LEGISLATION

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act provides for additional regulations and requirements of publicly traded companies, which have yet to be issued.

Refer to management’s certifications contained elsewhere in this report regarding the Company’s compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Through its operating subsidiaries, K-tel International, Inc. licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels.

For this analysis, the following changes in the Company’s business should be considered: K-tel closed the operations of its German subsidiary, Dominion Vertriebs GmbH, in June 2000, one of its subsidiaries in the United Kingdom, K-tel Marketing Ltd., in November 2000 and a U.S. subsidiary, K-tel Consumer Products, Inc. in February 2001. These three closings represent the discontinuation of the Company’s consumer products division and accordingly have been presented in the accompanying financial statements as discontinued operations. In addition, in March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc., ceased operations and filed for protection under Chapter 7 of the U.S. bankruptcy code.

Through another subsidiary, K-tel Entertainment, Inc., K-tel is implementing a more focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s specific needs. These new products are derived mainly from the Company’s master recordings music catalog and it is anticipated that this will allow the Company to realize more competitive profit margins. As well, the Company has begun licensing its name and marks to other businesses for a royalty or fee.

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2002 were $1,498,000 an increase of 8.5% from sales of $1,381,000 for the quarter ended September 30, 2001. This increase can be attributed to sales of music products. The loss for the three months ended September 30, 2002 was $508,000, or $.04 per share, compared to a loss of $504,000, or $.04 per share, for the three months ended September 30, 2001.

General corporate expenses of $114,000 and $364,000 for the three months ended September 30, 2002 and 2001, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $943,000 for the three months ended September 30, 2002 compared to $756,000 for the three months ended September 30, 2001, an increase of $187,000, or 24.7%. While domestic sales increased $323,000, European music sales decreased $136,000 primarily because of reduced sales outside of England.

Cost of goods sold in the music segment decreased to 48.6% of sales for the three months ended September 30, 2002 compared to 66.4% of sales for the three months ended September 30, 2001. This reflects the Company’s continuing efforts to reduce product costs and eliminate products that do not generate an acceptable gross profit. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, increased to $46,000 and was approximately 3.6% of sales for the three months ended September 30, 2002 compared to $23,000, or 3.1% of sales for the three months ended September 30, 2001. Selling, general and administrative expenses were $536,000, or 56.8% of sales for the three months ended September 30, 2002 compared to $803,000, or 106.2% of sales for the three months ended September 30, 2001. The reduction of $267,000 is mainly because significant overhead cost reductions in the European operations that were partially offset by the start up costs of implementing the Company’s new domestic music distribution strategy. As a result, the music segment incurred an operating loss of $166,000 for the three months ended September 30, 2002 compared to an operating loss of $573,000 for the three months ended September 30, 2001.

Licensing

Licensing revenue was $555,000 for the three months ended September 30, 2002 compared to $784,000 for the three months ended September 30, 2001, a decrease of 29.2% reflecting a general reduction in licensing activity in the music industry. Included in the segment revenue for the three months ended September 30, 2001 were approximately $159,000 of intercompany revenues, respectively, which are eliminated in the accompanying financial statements. Operating income in the licensing segment was $68,000 for the three months ended September 30, 2002 compared to $175,000 for the three months ended September 30, 2001, a decrease of 64%.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this pronouncement will have a material effect on the Company’s financial statements.

Recently passed legislation

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934.  It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. We do not expect any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined. The Act provides for additional regulations and requirements of publicly traded companies, which have yet to be issued.

Refer to management’s certifications contained elsewhere in this report regarding the Company’s compliance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc., an affiliate of the Company controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.75% at September 30, 2002), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,276,000 and $6,026,000 as of September 30, 2002 and June 30, 2002 respectively under the K-5 Facility.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.75% at September 30, 2002) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2002 and June 30, 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2002, K-tel obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives, and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2% per annum over the base rate (6.0% at September 30, 2002) and are subject to a minimum of 6% per annum. K-tel has an outstanding balance of $234,000 as of September 30, 2002.

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

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5, increase its revenues, and ultimately to attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations may not be adequate to fund operations and service its indebtedness on an ongoing basis. Management is concentrating its efforts on returning the Company to profitability by focusing on music licensing and limited music distribution. As well, the Company has begun licensing its name and marks to other businesses for a royalty or fee. However, there can be no assurance that the Company’s management will be successful in this effort. In the event the Company is unable to fund its operations and implement its current business plan properly, it may be unable to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Important Factors Relating to Forward Looking Statements

Certain statements of a non-historical nature under the captions “Business,” “Legal Proceedings,” “Market for Registrant’s Common Equity and Related Stockholder Matters,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: changes in consumer purchasing; demand for and market acceptance of new and existing products; the impact from competition for merchandise and recorded music; the outcome of securities laws claims by a purported class action lawsuit; dependence on suppliers and distributors; the outcome of  the two subsidiaries’ bankruptcy and liquidation; success of marketing and promotion efforts; technological changes and difficulties; availability of financing; foreign currency variations; general economic, political and business conditions; and other matters. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements, except as required by law in the normal course of its public disclosure practices.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months ended September 30, 2002. For additional information, refer to page 14 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4.  PROCEDURES AND CONTROLS

Within the 90 days prior to the date of this report, K-tel carried out an evaluation, under the supervision and with the participation of K-tel’s management, including K-tel’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of K-tel’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that K-tel’s disclosure controls and procedures are effective. There were no significant changes in K-tel’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

Class Action Lawsuit

K-tel and certain of its current and former officers and directors are defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480.  This action consolidates twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs assert claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deems just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiff’s appeal. On August 20, 2002 the plaintiff applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiff’s petition for rehearing at the request of the Court. On October 2, 2002, the Court denied the petition for rehearing. K-tel has two insurance policies providing coverage of up to $20 million, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers. K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

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

The initial lawsuit against RTL9 and the RTL9 claim against K-tel are proceeding together through the French courts, and the parties involved in the initial lawsuit continue to submit new briefs to the court related to that action. At a hearing on May 6, 2002, several companies involved in the initial suit against RTL9 filed additional briefs or indicated that additional briefs would be filed. The Court directed that all additional briefs were to be filed by June 24, 2002. Several parties filed additional briefs on September 11, 2002. The Company filed a brief in response. At a hearing on September 16, 2002, the Court received new submissions from three of the other parties and set a hearing date of January 20, 2003, at which time it will declare an end to the written submissions. The Court has scheduled oral arguments for March 31, 2003. The action seeks the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

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

Other Litigation and Disputes

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                          EXHIBIT INDEX

None.

(b)                         REPORTS ON FORM 8-K

There were no reports filed under Form 8-K by the Company during the three month period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: November 14, 2002	/s/ PHILIP KIVES
PHILIP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: November 14, 2002	/s/ DENNIS WARD
DENNIS WARD
CHIEF FINANCIAL OFFICER
(principal accounting officer)

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Philip Kives, President and Chief Executive Officer of K-tel International, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of K-tel International, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 14, 2002	By	/s/ Philip Kives
Philip Kives
President and Chief Executive Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Dennis Ward, Chief Financial Officer of K-tel International, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of K-tel International, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 14, 2002	By	/s/ Dennis Ward
Dennis Ward
Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of K-tel International, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip Kives, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 14, 2002	By	/s/ Philip Kives
Philip Kives
President and Chief Executive Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of K-tel International, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis Ward, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 14, 2002	By	/s/ Dennis Ward
Dennis Ward
Chief Financial Officer