Form 10-Q
period 2002-12-31
K TEL INTERNATIONAL INC
filed 2003-02-14
CIK 54193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

As of February 13, 2003, there were 13,653,738 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS

ENDED DECEMBER 31, 2002

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	December 31, 2002	June 30, 2002

ASSETS

Current Assets:
Cash and equivalents	$135	$75
Accounts receivable, net	2,069	1,656
Inventories	591	637
Royalty advances	264	282
Prepaid expenses and other	555	378
Total Current Assets	3,614	3,028

Property and equipment, net of accumulated depreciation and amortization of $1,471 and $1,418	147	162

Owned catalog masters, net of accumulated amortization of $2,649 and $2,829	922	1,060

	$4,683	$4,250

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Loans payable to affiliate and other	$11,217	$10,253
Accounts payable	1,560	1,264
Accrued royalties	2,255	2,245
Reserve for returns	161	40
Net liabilities of discontinued operations	78	92
Total Current Liabilities	15,271	13,894

Shareholders’ Deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,669)	(30,771)
Cumulative translation adjustment	(347)	(301)
Total Shareholders’ Deficit	(10,588)	(9,644)

	$4,683	$4,250

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(in thousands - except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Net Sales	$1,874	$2,104	$3,372	$3,485

Costs and Expenses:
Cost of goods sold	897	894	1,496	1,416
Advertising	19	28	65	51
Selling, general and administrative	959	1,035	1,910	2,268
Total Costs and Expenses	1,876	1,956	3,472	3,735
Operating Income (Loss)	(2)	148	(100)	(250)

Other Income (Expense):
Interest expense	(133)	(88)	(269)	(169)
Other expense	(51)	(50)	(115)	(50)
Total Other Income (Expense)	(184)	(138)	(384)	(219)

Income (Loss) from Continuing Operations Before Taxes	(186)	10	(484)	(469)

Income Taxes	—	—	—	—

Income (Loss) from Continuing Operations	(186)	10	(484)	(469)

Discontinued Operations:
Loss from Discontinued Operations	(204)	(117)	(414)	(142)

Net Loss	$(390)	$(107)	$(898)	$(611)

Loss per Share – Basic and Diluted:
Continuing Operations	$(.01)	$.00	$(.04)	$(.03)
Discontinued Operations	(.02)	(.01)	(.03)	(.01)
Net Loss	$(.03)	$(.01)	$(.07)	$(.04)

Weighted Average Shares Outstanding – Basic and Diluted:	13,654	13,654	13,654	13,654

Comprehensive Loss:
Net Loss	$(390)	$(107)	$(898)	$(611)
Foreign Currency Gain (Loss)	15	47	(46)	(45)
Comprehensive Loss	$(375)	$(60)	$(944)	$(656)

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(in thousands)

	Six Months Ended December 31,
	2002	2001
Cash flows from Operating Activities:
Net loss	$(898)	$(611)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	172	230
Loss on disposal of property and equipment	—	4
Discontinued operations	(9)	93
Changes in operating assets and liabilities:
Accounts receivable	(378)	(901)
Inventories	60	62
Royalty and other advances	32	105
Prepaid expenses and other	(167)	203
Accounts payable and other	271	(114)
Accrued royalties	12	370
Reserve for returns	122	1
Income taxes, net	—	4
Cash used in operating activities	(783)	(554)

Cash flows from Investing Activities:
Proceeds from sale of property and equipment	—	27
Purchases of property and equipment	(13)	—
Music catalog additions	—	(114)
Cash used in investing activities	(13)	(87)

Cash flows from Financing Activities:
Borrowings on loans payable	1,665	1,312
Payments on loans payable	(713)	(629)
Cash provided by financing activities	952	683

Effect of exchange rates on cash	(96)	(71)

Net increase (decrease) in cash and equivalents	60	(29)

Cash and equivalents at beginning of period	75	173

Cash and equivalents at end of period	$135	$144

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company,” “K-tel,” or the “Registrant”) was incorporated in 1968. Its corporate offices are located at 2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota, and its phone number is (763) 559-5566. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company is implementing a more focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s needs. These new products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. Historically, K-tel subsidiaries had also distributed consumer products through operations which have been discontinued, and operated an Internet e-commerce site which has been suspended due to continuing losses. K-tel has begun a program of licensing its trademarks to other companies in businesses unrelated to K-tel’s current operations. Licenses are granted for a royalty or fee, with no cost to the Company. The Company has licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs beneficially owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. . K-tel Drug Mart, which recently began operations, offers prescription drugs from its pharmacy in Canada to persons in the United States. K-tel is merely a licensor of its mark to K-tel Drug Mart. To date, K-tel Drug Mart’s operations have not generated any significant licensing revenues for the Company.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively although the Company continues to pursue its claim against a former supplier of defective goods to its German subsidiary. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The Company’s Loss from Discontinued Operations represents legal fees related to the Tristar Products, Inc. lawsuit described in Note 4.

Going Concern

During the six months ended December 31, 2002, the Company continued to sustain losses from continuing operations, losing $484,000 during the period. Additionally, the Company had a working capital deficit of $11,657,000 at December 31, 2002.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (See Note 3.), increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2002 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2002.

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

Rights to Use Music Product - Certain of the Company’s compilation products are master recordings under license from record companies and publishers. In most instances, minimum guarantees or non-refundable advances are required to obtain the licenses and are realized through future sales of the product. The amounts paid for minimum guarantees or non-refundable advances are capitalized and charged to expense as sales are made. When anticipated sales appear to be insufficient to fully recover the minimum guarantees or non–refundable advances, a provision against current operations is made for anticipated losses. The unrealized portion of guarantees and advances is included in royalty advances in the accompanying condensed consolidated balance sheets. Licenses are subject to audit by licensors.

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

Foreign Currency - The operations of all foreign entities are measured in local currencies. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a separate component of shareholders’ deficit.

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

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the effect would be antidilutive. For the six months ended December 31, 2002 and 2001, weighted average options to purchase 2,332,395 and 2,331,445 shares of common stock, with weighted average exercise prices of $5.74 and $5.88 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive. For the three months ended December 31, 2002 and 2001, options to purchase 2,390,950 and 2,331,673 shares of common stock, with weighted average exercise prices of $5.60 and $5.88 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc., the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.25% at December 31, 2002), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,959,000 and $6,026,000 as of December 31, 2002 and June 30, 2002 respectively under the K-5 Facility. At December 31, 2002, K-tel obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.25% at December 31, 2002) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of December 31, 2002 and June 30, 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At December 31, 2002, K-tel obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2% per annum over the base rate (a total of 6% at December 31, 2002) and are subject to a minimum of 6% per annum. K-tel had outstanding balances of $258,000 and $227,000 as of December 31, 2002 and June 30, 2002 respectively.

4.             COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

K-tel and certain of its current and former officers and directors were named as defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480. This action consolidates twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs asserted claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deems just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiffs’ appeal. On August 20, 2002 the plaintiffs applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiffs’ petition for rehearing at the request of the Court. On October 2, 2002, the Court denied the petition for rehearing. The plaintiffs had until January 1, 2003 to seek a writ of certiorari (a petition asking the Court for a discretionary review of a lower court decision) from the United States Supreme Court, but did not seek this writ. K-tel has two insurance policies under which the insurers provide the defense of the claims on behalf of the Company. The policies provide coverage of up to $20 million, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers. K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

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

The initial lawsuit against RTL9 and the RTL9 claim against K-tel are proceeding together through the French courts, and the parties involved in the initial lawsuit continue to submit new briefs to the Court related to that action. The Court has scheduled a case conference on February 24, 2003, after which the parties may not file any further evidence or submissions with the Court. The Court has scheduled oral arguments for March 31, 2003. The action seeks damages in the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to Plaintiffs of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify Plantiffs for injuries and damages arising out of the resale of those goods. Plaintiffs are seeking approximately $2 million in consequential damages. Tristar is vigorously defending this claim and the action is currently in discovery. The Court has scheduled trial for June 2, 2003.

On April 30, 2001, Tristar also asserted a patent and trademark/ trade-dress counter-claim against K-tel for allegedly passing off a product called the “K-tel Hook and Hang” while allegedly a distributor of the original patented Tristar Hook and Hang product. The Company denies the allegation because it never was a distributor of this or any similar product and intends to defend this action vigorously. Tristar has not identified the amount of damages it seeks with respect to this counterclaim. The United States District Court for the District of Minnesota issued an order on August 14, 2001 severing this action from the Company’s action. This action is at an early stage and no discovery or other actions have occurred.

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

The retail music segment consists primarily of the sales of pre-recorded music both from the Company’s music master catalog and under licenses obtained from other record companies. The Company sells compact discs and DVD’s directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION

Six Months Ended December 31,		Music	Licensing	Other	Corporate Elimination	Total Company
(in thousands)

Net Sales	2002	$2,184	$1,188	$—	$—	$3,372
	2001	2,303	1,548	—	(366)	3,485

Operating Income (Loss)	2002	$(400)	$299	$—	—	$(100)
	2001	(630)	380	—	—	(250)

Assets	2002	$2,944	$1,229	$510	$—	$4,683
	2001	2,750	1,248	231	—	4,229

Three Months Ended December 31,

Net Sales	2002	$1,241	$633	$—	$—	$1,874
	2001	1,547	764	—	(207)	2,104

Operating Income (Loss)	2002	$(233)	$231	$—	$—	$(2)
	2001	(57)	205	—	—	148

GEOGRAPHIC INFORMATION

Six Months Ended December 31,		United States	Europe	Total
(in thousands)

Net Sales	2002	$2,080	$1,292	$3,372
	2001	1,783	1,702	3,485

Assets	2002	$3,177	$1,506	$4,683
	2001	2,344	1,885	4,229

Three Months Ended December 31,

Net Sales	2002	$1,100	$774	$1,874
	2001	1,403	701	2,104

6.             NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this pronouncement will have a material effect on the Company’s consolidated financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company for its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002 the FASB issued Statement 148 (FAS 48), Accounting for Stock-Based Compensation Transition and Disclosure. FAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

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

Through another subsidiary, K-tel Entertainment, Inc., K-tel is implementing a more focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s specific needs. These new products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. As well, the Company has begun licensing its name and marks to other businesses for a royalty or fee.

THREE MONTHS ENDED DECEMBER 31, 2002 VERSUS DECEMBER 31, 2001

Net sales for the three months ended December 31, 2002 were $1,874,000 a decrease of 10.9% from sales of $2,104,000 for the quarter ended December 31, 2001. This decrease can be mainly attributed to a decrease in sales to the shopping channel market in England. The loss for the three months ended December 31, 2002 was $390,000, or $.03 per share, compared to a loss of $107,000, or $.01 per share, for the three months ended December 31, 2001.

General corporate expenses of $338,000 and $113,000 for the three months ended December 31, 2002 and 2001 respectively have been allocated to the business segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,241,000 for the three months ended December 31, 2002 compared to $1,547,000 for the three months ended December 31, 2001, a decrease of $306,000, or 19.8%. European sales decreased $350,000 primarily because of significant fragmentation in the English shopping channel market which until this year has been dominated by one channel – Shop! The Company does not expect sales to this market to increase.

Cost of goods sold in the music segment increased to 64.7% of sales for the three months ended December 31, 2002 compared to 41.6% of sales for the three months ended December 31, 2001. This reflected adverse foreign currency fluctuation on products purchased for resale in the budget music market as well as an increase in anticipated returns of product sold earlier in the calendar year. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $39,000 and were approximately 3.2% of sales for the three months ended December 31, 2002 compared to $28,000, or 1.8% of sales for the three months ended December 31, 2001. This increase was related to the increased levels of advertising done during the current period. Selling, general and administrative expenses were $700,000, or 56.4% of sales for the three months ended December 31, 2002 compared to $934,000, or 60.4% of sales for the three months ended December 31, 2001. The reduction of $234,000 was mainly because of continuing efforts to achieve cost reductions. As a result, the music segment incurred an operating loss of $233,000 for the three months ended December 31, 2002 compared to an operating loss of $57,000 for the three months ended December 31, 2001.

Licensing

Licensing revenue was $633,000 for the three months ended December 31, 2002 compared to $764,000 for the three months ended December 31, 2001, a decrease of 17.1% reflecting a general reduction in licensing activity in the music industry. The Company expects this reduced level of licensing activity to continue at least through the remainder of this fiscal year. Included in the segment revenue for the three months ended December 31, 2001 was approximately $207,000 of intercompany revenues which is eliminated on the accompanying financial statements. Operating income in the licensing segment was $231,000 for the three months ended December 31, 2002 compared to $205,000 for the three months ended December 31, 2001, an increase of 12.7%.

SIX MONTHS ENDED DECEMBER 31, 2002 VERSUS DECEMBER 31, 2001

Net sales for the six months ended December 31, 2002 were $3,372,000, a decline of 3.3% from sales of $3,485,000 for the six months ended December 31, 2001. While sales to retail music outlets increased modestly, sales to the TV shopping channels in England decreased significantly. The loss for the six months ended December 31, 2002 was $913,000, or $.07 per share, compared to a loss of $611,000, or $.04 per share, for the six months ended December 31, 2001.

General corporate expenses of $452,000 and $477,000 for the six months ended December 31, 2002 and 2001 respectively have been allocated to the business segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $2,184,000 for the six months ended December 31, 2002 compared to $2,303,000 for the six months ended December 31, 2001, a decrease of 5.2%. While domestic sales increased $177,000, European music sales decreased $296,000 primarily because of significant fragmentation in the shopping channel market in England as well as lower sales outside England. The Company does not expect sales to the shopping channel market to increase. Sales outside England were adversely affected by the strength of the British pound.

Cost of goods sold in the music segment increased to 57.8% of sales for the six months ended December 31, 2002 compared to 49.7% of sales for the six months ended December 31, 2001. This increase reflected reduced domestic gross profit margins that resulted from adverse currency fluctuations on products purchased for resale in the budget music market. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $85,000 and were approximately 3.9% of sales for the six months ended December 31, 2002 compared to $51,000, or 2.2% of sales for the six months ended December 31, 2001. This cost increase was related to the increased levels of advertising done during the period. Selling, general and administrative expenses were $1,302,000, or 59.9% of sales for the six months ended December 31, 2002 compared to $1,737,000, or 75.4% of sales for the six months ended December 31, 2001. The reduction of $435,000, or 25.0%, was mainly due to continuing efforts to achieve cost reductions. As a result, the music segment incurred an operating loss of $400,000 for the six months ended December 31, 2002 compared to an operating loss of $630,000 for the six months ended December 31, 2001.

Licensing

Licensing revenue was $1,188,000 for the six months ended December 31, 2002 compared to $1,548,000 for the six months ended December 31, 2001, a decrease of 23.3%. Domestic revenue decreased $306,000 reflecting a reduced level of licensing activity in the music industry. The Company expects this reduced level of licensing activity to continue at least through the remainder of this fiscal year. Included in the segment revenue for the six months ended December 31, 2001 was approximately $366,000 of intercompany revenues which is eliminated on the accompanying financial statements. Operating income in the licensing segment was $299,000 for the six months ended December 31, 2002 and $380,000 for the six months ended December 31, 2001, a decrease of 21.3%.

New Accounting Pronouncements

The notes to the condensed consolidated financial statements included with this Form 10-Q include disclosures regarding recently issued accounting pronouncements, none of which are expected to have a material effect on the Company’s financial position or results of operations.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc., an affiliate of the Company controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.25% at December 31, 2002), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,959,000 and $6,026,000 as of December 31, 2002 and June 30, 2002 respectively under the K-5 Facility. At December 31, 2002, K-tel obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.25% at December 31, 2002) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of December 31, 2002 and June 30, 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At December 31, 2002, K-tel obtained a waiver from K-5 for its default under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives, and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2% per annum over the base rate (a total of 6% at December 31, 2002) and are subject to a minimum of 6% per annum. K-tel had outstanding balances of $258,000 and $227,000 as of December 31, 2002 and June 30, 2002 respectively.

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

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (See Note 3.), increase its revenues, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Important Factors Relating to Forward Looking Statements

Certain statements of a non-historical nature under the captions “Business,” “Legal Proceedings,” “Market for Registrant’s Common Equity and Related Stockholder Matters,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: changes in consumer purchasing; demand for and market acceptance of new and existing products; the impact from competition for merchandise and recorded music; the outcome of securities laws claims by a purported class action lawsuit; dependence on suppliers and distributors; the outcome of  the two subsidiaries’ bankruptcy and liquidation; success of marketing and promotion efforts; technological changes and difficulties; availability of financing; foreign currency variations; general economic, political and business conditions; and other matters. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six months ended December 31, 2002. For additional information, refer to page 14 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, K-tel carried out an evaluation, under the supervision and with the participation of K-tel’s management, including K-tel’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of K-tel’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that K-tel’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no significant changes in K-tel’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

Class Action Lawsuit

K-tel and certain of its current and former officers and directors were named as defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480. This action consolidates twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenges the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs asserted claims under the federal securities laws and seek damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deems just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiffs’ appeal. On August 20, 2002 the plaintiffs applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiffs’ petition for rehearing at the request of the Court. On October 2, 2002, the Court denied the petition for rehearing. The plaintiffs had until January 1, 2003 to seek a writ of certiorari (a petition asking the Court for a discretionary review of a lower court decision) from the United States Supreme Court, but did not seek this writ. K-tel has two insurance policies under which the insurers provide the defense of the claims on behalf of the Company. The policies provide coverage of up to $20 million, which is subject to the insurers’ reservations of legal rights under the applicable policies. Under their reservations of rights, the insurers could contest their obligations to indemnify the Company and its directors and officers. K-tel may have an obligation to indemnify the officers and directors named in this lawsuit.

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

The initial lawsuit against RTL9 and the RTL9 claim against K-tel are proceeding together through the French courts, and the parties involved in the initial lawsuit continue to submit new briefs to the Court related to that action. The Court has scheduled a case conference on February 24, 2003, after which the parties may not file any further evidence or submissions with the Court. The Court has scheduled oral arguments for March 31, 2003. The action seeks damages in the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company.

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to Plaintiffs of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify Plantiffs for injuries and damages arising out of the resale of those goods. Plaintiffs are seeking approximately $2 million in consequential damages. Tristar is vigorously defending this claim and the action is currently in discovery. The Court has scheduled trial for June 2, 2003.

On April 30, 2001, Tristar also asserted a patent and trademark/ trade-dress counter-claim against K-tel for allegedly passing off a product called the “K-tel Hook and Hang” while allegedly a distributor of the original patented Tristar Hook and Hang product. The Company denies the allegation because it never was a distributor of this or any similar product and intends to defend this action vigorously. Tristar has not identified the amount of damages it seeks with respect to this counterclaim. The United States District Court for the District of Minnesota issued an order on August 14, 2001 severing this action from the Company’s action. This action is at an early stage and no discovery or other actions have occurred.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS INDEX
None.

(b)	REPORTS ON FORM 8-K

There were no reports filed under Form 8-K by the Company during the three month period ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: February 13, 2003	/s/ PHILIP KIVES
PHILIP KIVES CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: February 13, 2003	/s/ DENNIS WARD
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

Dated: February 13, 2003	By	/s/ Philip Kives
Philip Kives President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

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

Dated: February 13, 2003	By	/s/ Dennis Ward
Dennis Ward Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of K-tel International, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip Kives, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 13, 2003	By	/s/ Philip Kives
Philip Kives President and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of K-tel International, Inc. (the “Company”) on Form 10-Q for the quarterly period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis Ward, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.                                       the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.                                       the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 13, 2003	By	/s/ Dennis Ward
Dennis Ward Chief Financial Officer