Form 10-Q
period 2003-03-31
K TEL INTERNATIONAL INC
filed 2003-05-14
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Yes  ☐       No  ☒

As of May 13, 2003, there were 13,653,738 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

 FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS

ENDED MARCH 31, 2003

Important Factors Relating to Forward Looking Statements

Certain statements of a non-historical nature under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: changes in consumer purchasing; demand for and market acceptance of new and existing products; the impact from competition for recorded music; the outcome of legal proceedings; dependence on suppliers and distributors; the outcome of the two subsidiaries’ bankruptcy and liquidation; success of marketing and promotion efforts; technological changes and difficulties; availability of financing; foreign currency variations; general economic, political and business conditions; and other matters. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements, except as required by law.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	March 31, 2003	June 30, 2002

ASSETS

Current Assets:
Cash and equivalents	$83	$75
Accounts receivable, net	2,076	1,656
Inventories	583	637
Royalty advances	245	282
Prepaid expenses and other	451	378
Total Current Assets	3,438	3,028

Property and equipment, net of accumulated depreciation and amortization of $1,472 and $1,418	110	162

Owned catalog masters, net of accumulated amortization of $2,701 and $2,829	869	1,060

	$4,417	$4,250

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Loans payable to affiliate and other	$11,359	$10,253
Accounts payable	1,525	1,264
Accrued royalties	2,256	2,245
Reserve for returns	216	40
Net liabilities of discontinued operations	104	92
Total Current Liabilities	15,460	13,894

Shareholders’ Deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(32,107)	(30,771)
Cumulative translation adjustment	(364)	(301)
Total Shareholders’ Deficit	(11,043)	(9,644)

	$4,417	$4,250

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net Sales	$1,923	$1,766	$5,295	$5,251

Costs and Expenses:
Cost of goods sold	990	719	2,486	2,135
Advertising	81	18	146	69
Selling, general and administrative	1,026	1,157	2,936	3,425
Total Costs and Expenses	2,097	1,894	5,568	5,629
Operating Loss	(174)	(128)	(273)	(378)

Other Income (Expense):
Interest expense	(130)	(177)	(399)	(346)
Other income (expense)	(75)	2	(190)	(48)
Total Other Income (Expense)	(205)	(175)	(589)	(394)

Loss from Continuing Operations Before Income Taxes	(379)	(303)	(862)	(772)

Income Taxes	—	—	—	—

Loss from Continuing Operations	(379)	(303)	(862)	(772)

Discontinued Operations:
Loss from Discontinued Operations	(60)	(4)	(474)	(146)

Net Loss	$(439)	$(307)	$(1,336)	$(918)

Loss per Share – Basic and Diluted:
Continuing Operations	$(.03)	$(.02)	$(.06)	$(.06)
Discontinued Operations	—	—	(.04)	(.01)
Net Loss	$(.03)	$(.02)	$(.10)	$(.07)

Weighted Average Shares Outstanding –	13,654	13,654	13,654	13,654
Basic and Diluted:

Comprehensive Loss:
Net Loss	$(439)	$(307)	$(1,336)	$(918)
Foreign Currency Gain (Loss)	(17)	43	(63)	(2)
Comprehensive Loss	$(456)	$(264)	$(1,399)	$(920)

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended March 31
	2003	2002

Cash flows from Operating Activities:
Net loss	$(1,336)	$(918)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	246	296
Loss on disposal of property and equipment	1	4
Discontinued operations	3	(180)
Changes in operating assets and liabilities:
Accounts receivable	(400)	(566)
Inventories	63	(28)
Royalty and other advances	46	(90)
Prepaid expenses and other	(66)	234
Accounts payable and other	250	(259)
Accrued royalties	14	189
Reserve for returns	177	(2)
Income taxes, net	—	7
Cash used in operating activities	(1,002)	(1,313)

Cash flows provided by (used in) Investing Activities:
Proceeds from sale of property and equipment	15	27
Purchases of property and equipment	(14)	—
Music catalog additions	—	(114)
Cash used in investing activities	1	(87)

Cash flows from Financing Activities:
Borrowings on loans payable	2,016	2,039
Payments on loans payable	(917)	(702)
Cash provided by financing activities	1,099	1,337

Effect of exchange rates on cash	(90)	37

Net increase (decrease) in cash and equivalents	8	(26)

Cash and equivalents at beginning of period	75	173

Cash and equivalents at end of period	$83	$147

See accompanying notes to condensed consolidated financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company,” “K-tel,” or the “registrant”) was incorporated in 1968. Its corporate offices are located at 2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota, and its phone number is (763) 559-5566. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company is implementing a more focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s needs. These new products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. Historically, K-tel subsidiaries had also distributed consumer products through operations which have been discontinued, and operated an Internet e-commerce site which has been suspended due to continuing losses. K-tel seeks to license its trademarks to other companies in businesses unrelated to K-tel’s current operations. Licenses are granted for a royalty or fee, with no cost to the Company. The Company has licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs beneficially owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel.    K-tel Drug Mart, which recently began operations, offers prescription drugs from its pharmacy in Canada to persons in the United States. K-tel is merely a licensor of its mark to K-tel Drug Mart. To date, K-tel Drug Mart’s operations have not generated any significant licensing revenues for the Company.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001 respectively although the Company continues to pursue its claim against a former supplier of defective goods to its German subsidiary. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The Company’s Loss from Discontinued Operations represents legal fees related to the Tristar Products, Inc. lawsuit described in Note 4.

Going Concern

During the nine months ended March 31, 2003, the Company continued to sustain losses from continuing operations, amounting to $862,000 during the period. Additionally, the Company had a working capital deficit of $11,983,000 at March 31, 2003.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (See Note 3.), increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2002 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2002.

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

Long-Lived Assets – The Company evaluates its long-lived assets quarterly, or earlier if a triggering event occurs, to determine potential impairment by comparing the carrying value of those assets to the related undiscounted future cash flows of the assets. If an asset is determined to be impaired, it is written down to its estimated fair value.

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

Stock-based Compensation – The Company accounts for stock-based awards to employees using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the SFAS Nos. 123 and 148 disclosure requirements. If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, basic and diluted earnings per common share would have been as follows:

	Three Months Ended March 31		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss (in thousands):
As reported	$(439)	$(307)	$(1,336)	$(918)
Pro forma	(472)	(425)	(1,435)	(1,272)

Basic and Diluted EPS:
As reported	(.03)	(.02)	(.10)	(.07)
Pro forma	(.03)	(.03)	(.11)	(.09)

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the effect would be antidilutive. For the nine months ended March 31, 2003 and 2002, weighted average options to purchase 2,312,876 and 2,330,906 shares of common stock, with weighted average exercise prices of $5.79 and $5.88 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive. For the three months ended March 31, 2003 and 2002, options to purchase 2,583,839 and 2,330,906 shares of common stock, with weighted average exercise prices of $5.19 and $5.88 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

Stock Option Exchange – On March 18, 2003, a committee of the Company’s board of directors comprised solely of independent directors, approved a “Stock Option Exchange Program.” The Program provides for a small number of optionees who were previously awarded options to purchase shares of common stock under the Company’s 1997 Stock Option Plan to exchange them for options to purchase an equal number of shares outside the Company’s Stock Option Plan. The options to purchase an aggregate 2,137,939 shares of common stock have a weighted average price per share of $5.95. Replacement options are proposed to be issued six months and one day after the date of cancellation of the existing options and shall be at an exercise price per share equal to the fair market value of the Company’s common stock as quoted on the Nasdaq OTC Bulletin Board on the date of grant and shall expire ten years after the date of grant. It is anticipated that there will be no compensation expense recognized as a result of this exchange.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.25% at March 31, 2003), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,102,000 and $6,026,000 as of March 31, 2003 and June 30, 2002 respectively under the K-5 Facility. At March 31, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.25% at March 31, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2003 and June 30, 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At March 31, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2% per annum over the base rate (a total of 6% at March 31, 2003) and are subject to a minimum of 6% per annum. K-tel had outstanding balances of $218,000 and $227,000 as of March 31, 2003 and June 30, 2002 respectively.

4.             COMMITMENTS AND CONTINGENCIES

Class Action Suit

K-tel and certain of its current and former officers and directors were named as defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480. This action consolidated twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenged the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs asserted claims under the federal securities laws and sought damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deemed just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiffs’ appeal. On August 20, 2002 the plaintiffs applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiffs’ petition for rehearing at the request of the Court. On October 2, 2002, the Court denied the petition for rehearing. The plaintiffs had until January 1, 2003 to seek a writ of certiorari (a petition asking the Court for a discretionary review of a lower court decision) from the United States Supreme Court, but did not seek this writ. There having been no appeal filed, the case has been dismissed with prejudice on the merits.

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

The initial lawsuit against RTL9 and the RTL9 claim against K-tel are proceeding together through the French courts, and the parties involved in the initial lawsuit continue to submit new briefs to the Court related to that action. The action seeks damages in the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company. As the result of information supplied by the parties to the Court, RTL9 has proposed to drop the lawsuit.

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify   K-tel for injuries and damages arising out of the resale of those goods. K-tel is seeking approximately $2 million in consequential damages. Tristar is vigorously defending this claim. Discovery has been completed. The Court has ordered that the action be ready for trial by June 2, 2003, after which the Court will schedule a trial date.

On April 30, 2001, Tristar also asserted a patent and trademark/ trade-dress counterclaim against K-tel for allegedly passing off a product called the “K-tel Hook and Hang” while allegedly a distributor of the original patented Tristar Hook and Hang product. The Company denies the allegation because it never was a distributor of this or any similar product and intends to defend this action vigorously. Tristar has not identified the amount of damages it seeks with respect to this counterclaim. The United States District Court for the District of Minnesota issued an order on August 14, 2001 severing this action from the Company’s action. This action is at an early stage and no discovery or other actions have occurred.

Other Litigation and Disputes

K-tel and its subsidiaries are also involved in other legal actions in the ordinary course of its business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

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

5.             BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company markets and distributes entertainment products internationally and through its operating subsidiaries. K-tel’s businesses are organized, managed and internally reported as three segments: retail music sales, music licensing and other, which consists primarily of e-commerce (which was closed in the fourth quarter of fiscal 2002). These segments are based on differences in products, customer type and sales and distribution methods. The Company’s consumer product operations have been discontinued and are presented in the accompanying financial statements as discontinued operations and are therefore not included in the segment information.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION

Nine Months Ended March 31,

Music

Licensing

Other

Total Company

(in thousands)

Net Sales	2003	$3,569	$1,726	$—	$5,295
	2002	3,264	1,987	—	5,251

Operating Income (Loss)	2003	$(588)	$315	$—	$(273)
	2002	(1,167)	789	—	(378)

Assets	2003	$3,045	$1,014	$358	$4,417
	2002	2,201	1,480	323	4,004

Three Months Ended March 31,

(in thousands)

Net Sales	2003	$1,385	$538	$—	$1,923
	2002	962	804	—	1,766

Operating Income (Loss)	2003	$(183)	$9	$—	$(174)
	2002	(537)	409	—	(128)

GEOGRAPHIC INFORMATION

Nine Months Ended March 31,		United States	Europe	Total
(in thousands)

Net Sales	2003	$3,320	$1,975	$5,295
	2002	2,686	2,565	5,251

Assets	2003	$3,015	$1,402	$4,417
	2002	2,376	1,628	4,004

Three Months Ended March 31,		United States	Europe	Total
(in thousands)

Net Sales	2003	$1,240	$683	$1,923
	2002	902	864	1,766

6.             RECENTLY ISSUED ACCOUNTING STANDARDS

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company for its quarter ended December 31, 2002. The liability recognition requirement is applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued Statement 148 (FAS 148), Accounting for Stock-Based Compensation Transition and Disclosure. FAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures are required in financial statements for interim periods beginning after December 15, 2002. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

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

7.             RECENTLY PASSED LEGISLATION

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Act of 1933 and the Securities Exchange Act of 1934. It has far reaching effects on the standards of integrity for corporate management, board of directors, and executive management. Additional disclosures, certifications and procedures will be required of the Company. Management does not anticipate any material adverse effect on the Company as a result of the passage of this legislation; however, the full scope of the Act has not yet been determined.

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

Through another subsidiary, K-tel is implementing a more-focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s specific needs. These new products are derived from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. As well, the Company seeks to license its name and marks to other businesses for a royalty or fee.

THREE MONTHS ENDED MARCH 31, 2003 VERSUS MARCH 31, 2002

Net sales for the three months ended March 31, 2003 were $1,923,000, an increase of 8.9% from sales of $1,766,000 for the quarter ended March 31, 2002. This increase resulted primarily from a significant increase in the number of titles available for sale to U.S. retail music stores.

The loss for the three months ended March 31, 2003 was $439,000, or $.03 per share, compared to a loss of $307,000, or $.02 per share, for the three months ended March 31, 2002.

General corporate expenses of $179,000 and $404,000 for the three months ended March 31, 2003 and March 31, 2002 respectively have been allocated to the business segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,385,000 for the three months ended March 31, 2003 compared to $962,000 for the three months ended March 31, 2002, an increase of $423,000, or 44%. Sales to retailers increased both in the U.S. and England because of increased and improved product offerings and additional customers, but sales decreased marginally in the English shopping channel and export markets.

Cost of goods sold in the music segment decreased to 64.6% of sales for the three months ended March 31, 2003 compared to 70.0% of sales for the three months ended March 31, 2002. This decrease reflected slight improvements in profit margins in both the U.S. and England, even though the remaining U.S. inventory of DVD products was sold for less than cost. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $81,000 and were approximately 5.8% of sales for the three months ended March 31, 2003 compared to $29,000, or 3.0% of sales for the three months ended March 31, 2002. This increase was related to increased promotional programs with customers. Selling, general and administrative expenses were $590,000, or 42.6% of sales for the three months ended March 31, 2003 compared to $834,000, or 86.7% of sales for the three months ended March 31, 2002. The decrease of $244,000 resulted mainly from cost reductions in Europe achieved by closing down the Company’s music sales branch office in Germany and terminating an agreement to administer a catalog owned by Marathon Music.

As a result, the music segment incurred an operating loss of $183,000 for the three months ended March 31, 2003 compared to an operating loss of $537,000 for the three months ended March 31, 2002.

Licensing

Licensing revenue was $538,000 for the three months ended March 31, 2003 compared to $804,000 for the three months ended March 31, 2002, a decrease of 33%. This reflected a general reduction in licensing activity in the music industry. Selling, general and administrative expenses were $434,000 for the three months ended March 31, 2003 compared to $348,000 for the three months ended March 31, 2002, an increase of $86,000, or 24.7%. While the Company continued to achieve operating cost reductions, new costs were incurred related to audits of the licensees of the Company’s music catalog. Operating income in the licensing segment was $9,000 for the three months ended March 31, 2003 and $409,000 for the three months ended March 31, 2002, a decrease of 97.8%.

NINE MONTHS ENDED MARCH 31, 2003 VERSUS MARCH 31, 2002

Net sales for the nine months ended March 31, 2003 were $5,295,000, an increase of .8% from sales of $5,251,000 for the nine months ended March 31, 2002. The loss for the nine months ended March 31, 2003 was $1,336,000, or $.10 per share, compared to a loss of $918,000, or $.07 per share, for the nine months ended March 31, 2002.

General corporate expenses of $631,000 and $881,000 for the nine months ended March 31, 2003 and 2002 have been allocated to the business segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $3,569,000 for the nine months ended March 31, 2003 compared to $3,264,000 for the nine months ended March 31, 2002, an increase of $305,000, or 9.3%. While domestic sales increased $615,000, European music sales decreased $310,000 primarily because of significant fragmentation in the shopping channel market in England as well as lower sales outside England. The Company does not expect sales to the shopping channel market to increase. Sales outside England were adversely affected by the strength of the British pound.

Cost of goods sold in the music segment increased to 60.4% of sales for the nine months ended March 31, 2003 compared to 55.7% of sales for the nine months ended March 31, 2002. This increase reflected reduced domestic gross profit margins that resulted from adverse currency fluctuations on products purchased for resale in the budget music market. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $166,000 and was approximately 4.7% of sales for the nine months ended March 31, 2003 compared to $80,000, or 2.5% of sales for the nine months ended March 31, 2002. This cost increase was related to the increased levels of advertising and customer promotions during the period. Selling, general and administrative expenses were $1,898,000, or 53.2% of sales for the nine months ended March 31, 2003 compared to $2,560,000, or 78.4% of sales for the nine months ended March 31, 2002. The reduction of $662,000, or 25.9%, was mainly due to continuing efforts to achieve cost reductions particularly in Europe where the Company closed its music sales branch office in Germany and terminated an agreement to administer a catalog owned by Marathon Music.

As a result, the music segment incurred an operating loss of $588,000 for the nine months ended March 31, 2003 compared to an operating loss of $1,167,000 for the nine months ended March 31, 2002.

Licensing

Licensing revenue was $1,726,000 for the nine months ended March 31, 2003 compared to $1,987,000 for the nine months ended March 31, 2002, a decrease of $261,000, or 13%. While European revenue decreased $280,000, domestic revenue from licensing activity increased $19,000. The decrease in Europe reflected a reduced level of licensing in the music industry. While domestic licensing experienced this as well, licensing revenue from the Company’s main license increased significantly. In mid-2002, the Company undertook a program to audit licensees of the music catalog in order to verify compliance with the terms of license agreements. The first audit was undertaken at Madacy Entertainment (“Madacy”) and determined that a significant amount of revenue had not been reported to the Company. During the nine months ended March 31, 2002 Madacy has made royalty payments that are more appropriate under the license, and the Company’s revenue has increased accordingly during the year. While the Company expects other licensing activity to continue at a reduced level at least through the remainder of the fiscal year, the Company is hopeful that current efforts will help reverse this trend for the Company in the next fiscal year. Madacy has made interim payments to the Company while the audit results are finalized. Selling, general and administrative expenses were $1,079,000 for the nine months ended March 31, 2003 compared to $880,000 for the nine months ended March 31, 2002, an increase of $199,000, or 22.6%. This increase was attributable to costs associated with the Madacy audit. Operating income in the licensing segment was $315,000 for the nine months ended March 31, 2003 and $789,000 for the nine months ended March 31, 2002, a decrease of 60%.

New Accounting Pronouncements

The notes to the condensed consolidated financial statements included with this Form 10-Q include disclosures regarding recently issued accounting pronouncements, none of which are expected to have a material effect on the Company’s financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.25% at March 31, 2003), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,102,000 and $6,026,000 as of March 31, 2003 and June 30, 2002 respectively under the K-5 Facility. At March 31, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.25% at March 31, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2003 and June 30, 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At March 31, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2% per annum over the base rate (a total of 6% at March 31, 2003) and are subject to a minimum of 6% per annum. K-tel had outstanding balances of $218,000 and $227,000 as of March 31, 2003 and June 30, 2002 respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine months ended March 31, 2003. For additional information, refer to page 14 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Within the 90 days prior to the date of this report, K-tel carried out an evaluation, under the supervision and with the participation of K-tel’s management, including K-tel’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of K-tel’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that K-tel’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There were no significant changes in K-tel’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

Class Action Suit

K-tel and certain of its current and former officers and directors were named as defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480. This action consolidated twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenged the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs asserted claims under the federal securities laws and sought damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deemed just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiffs’ appeal. On August 20, 2002 the plaintiffs applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiffs’ petition for rehearing at the request of the Court. On October 2, 2002, the Court denied the petition for rehearing. The plaintiffs had until January 1, 2003 to seek a writ of certiorari (a petition asking the Court for a discretionary review of a lower court decision) from the United States Supreme Court, but did not seek this writ. There having been no appeals filed, the case has been dismissed with prejudice on the merits.

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

The initial lawsuit against RTL9 and the RTL9 claim against K-tel are proceeding together through the French courts, and the parties involved in the initial lawsuit continue to submit new briefs to the Court related to that action. The action seeks damages in the approximate amount of 20 million French Francs, or approximately $2.8 million. The Company believes that RTL9 has no basis for a complaint against the Company. As the result of information supplied by the parties to the Court, RTL9 has proposed to drop the lawsuit.

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify  K-tel for injuries and damages arising out of the resale of those goods. K-tel is seeking approximately $2 million in consequential damages. Tristar is vigorously defending this. Discovery has been completed. The Court has ordered that the action be ready for trial by June 2, 2003, after which the Court will schedule a trial date.

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

Other Litigation and Disputes

K-tel and its subsidiaries are also involved in other legal actions in the ordinary course of its business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 13, 2003, the Company issued non-qualified stock options to purchase 95,000 shares of common stock to each of Jay William Smalley, Richard R. Marklund and Wesley C. Hayne, in consideration of their agreements to serve on the Company’s Audit Committee and Compensation/Stock Option Committee. On January 13, 2003, the Company also issued to Mr. Smalley a non-qualified stock option to purchase 15,000 shares of common stock in consideration of past and continued service on the Company’s board of directors. The foregoing options were authorized by the Company’s board of directors effective November 27, 2002 and were granted outside the Company’s 1997 Stock Option Plan in transactions not involving any public offering pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933. Such securities are restricted as to sale or transfer, unless registered under the Securities Act, and instruments representing such securities contain restrictive legends preventing sale, transfer or other disposition unless registered under the Securities Act. In addition, the recipients of such securities received, or had access to, material information concerning the Company including, but not limited to, reports on Form 10-K, Form 10-Q and Form 8-K, as filed with the SEC. The options were vested in full upon grant and are exercisable at $0.05 per share for a period of ten years from the date of grant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBITS

See “Index to Exhibits.”

(b)                                 REPORTS ON FORM 8-K

There were no reports filed under Form 8-K by the Company during the three month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: May 13, 2003	/S/ PHILIP KIVES
PHILIP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: May 13, 2003	/S/ DENNIS WARD
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in paragraph (c) Rule 13a-14) for the registrant and we have:

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 13, 2003	By	/s/ Philip Kives
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in paragraph (c) Rule 13a-14) for the registrant and we have:

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 13, 2003	By	/s/ Dennis Ward
Dennis Ward
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10	Form of Non-Qualified Stock Option Agreement between the registrant and certain directors of the registrant, authorized effective November 27, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002