Form 10-K
period 2003-06-30
K TEL INTERNATIONAL INC
filed 2003-10-14
CIK 54193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-07115

K-TEL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0946588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota	55447
(Address of principal executive offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether or not the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐    No ☒

As of December 31, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sale price as reported by the Over-the-Counter Bulletin Board on such date was $292,706.

As of September 22, 2003, the registrant had 13,653,738 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SAFE HARBOR STATEMENT UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements of a non-historical nature under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: changes in consumer purchasing; demand for and market acceptance of new and existing products; the impact from competition for recorded music; the outcome of legal proceedings; dependence on suppliers and distributors; the outcome of our subsidiaries’ bankruptcy and liquidation; success of marketing and promotion efforts; technological changes and difficulties; availability of financing; foreign currency variations; general economic, political and business conditions; and other matters. We undertake no obligation to release publicly the result of any revisions to these forward-looking statements, except as required by law.

PART I

ITEM 1:  BUSINESS

K-tel International, Inc. (the “Company,” “K-tel,” or the “registrant”) was incorporated in 1968. Its corporate offices are located at 2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota, and its phone number is (763) 559-5566. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company has a focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s needs. These new products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. K-tel purchases inventory from its duplicators to meet customer orders. Most customers purchase on a guaranteed sale basis where unsold merchandise can be returned for credit. Historically, K-tel subsidiaries had also distributed consumer products through operations that have been discontinued, and operated an Internet e-commerce site which has been suspended due to continuing losses. K-tel seeks to license its trademarks to other companies in businesses unrelated to K-tel’s current operations. Licenses are granted for a royalty or fee, with no cost to the Company. The Company has licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs beneficially owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. K-tel Drug Mart, which recently began operations, offers prescription drugs from its pharmacy in Canada to persons in the United States. K-tel is merely a licensor of its mark to K-tel Drug Mart. To date, K-tel Drug Mart’s operations have not generated any significant licensing revenues for the Company.

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

For the year ended June 30, 2003, K-tel’s net sales included $902,000 recovered from an audit of licensing income related to prior years. This is not expected to be a recurring source of income.

Two customers, Anderson Merchandising, Inc. and Handleman Company accounted for approximately 17.0% and 13.1% respectively of K-tel’s revenue for the year ended June 30, 2003. The loss of, or a substantial reduction in, business from any of these customers would have a material adverse effect on the Company.

K-tel currently delivers music products (CDs and DVDs) through traditional wholesale and retail distribution channels. Prior to April 2001, the Company was distributing its music products in the United States to most major music retailers (Transworld Entertainment, Musicland, Best Buy, Circuit City, Tower Records) and to major distributors (Handelman, Anderson Merchandising, Valley Media). The Company now has a customer base that includes only a few selected retailers and distributors, and offers products that are of more interest to these individual customers. This focused approach is intended to improve product sell-through, minimize returns of unsold inventory and allow the Company to realize more competitive profit margins. This existing method of distributing music could be materially altered by new technologies that will enable users and customers of pre-recorded music to electronically download pre-recorded music at home to various personal computer media formats. The technology is developing and a number of competing companies are seeking to have the industry and the public embrace their technologies. Participants in this technology competition include Microsoft

Corporation, Liquid Audio, Inc., Apple Computer, Inc., MP3.com, Inc. and others. Digital music distribution provides both significant risks and opportunities for K-tel. The risks include K-tel’s uncertain ability to compete with other music companies from a marketing and a technological standpoint. The Company believes there are opportunities to enhance its current distribution methods as well as increase opportunities to license its owned library of master recordings. K-tel’s music sales and licensing subsidiaries are pursuing these alternative distribution channels.

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. (K-tel (USA)) ceased operations and filed for protection under Chapter 7 of the United States bankruptcy code. This event ended the Company’s traditional method of distributing music products through most retailers. The Company now distributes its music products through another subsidiary, K-tel Entertainment, Inc.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc., the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. (See Note 3 to the consolidated financial statements), increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts or be able to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The report of the Company’s independent certified public accountants as of June 30, 2003 and 2002 and for the three years in the period ended June 30, 2003 included an explanatory paragraph expressing doubt about our ability to continue as a going concern.

E-Commerce

K-tel ceased operating its K-tel.com website, which marketed its own and other suppliers’ products to retail customers, in the fourth quarter of 2001 because this business segment was not cost effective. The web site has since been redeveloped to support the Company’s sale of proprietary brand-name compilations and newly developed CD and DVD products to customers in the United States and United Kingdom.

Competition

The music business is highly competitive and dominated by major companies. K-tel faces competition for discretionary consumer purchases of its products from other record companies and other entertainment sources, such as film and video companies. Several major record companies in the United States including Bertelsmann AG, Sony Corp., Time Warner, Inc. and Universal Music Group dominate the market for pre-recorded music. K-tel does not have the financial resources, nor does it have the depth or breadth of catalog, distribution capabilities or current repertoire of these companies. Its ability to compete in this market depends upon:

•                  the skill and creativity of its employees to expand and utilize its music catalog to create compilation packages;

•                  its ability to distribute its products effectively and efficiently; and

•                  its ability to build upon and maintain its reputation for producing, licensing, marketing and distributing high quality music.

The core of K-tel’s music business involves the licensing of third party rights and the utilization of its own catalog to create music compilations for retail distribution. The major pre-recorded music companies, either directly or through subsidiaries, now manufacture or distribute pre-recorded music compilations in direct competition with K-tel’s music compilation products. With this new competition, it is far more difficult for K-tel to access pre-recorded music from these major companies at acceptable rates. Therefore, the Company relies heavily on its own Dominion catalog and has accelerated the rate at which it produces new master recordings.

Another form of competition for the Company is the increasing ability for users and customers of pre-recorded music to download pre-recorded music electronically at home to various personal computer media formats. Although the technology and the related legal issues are still emerging, and although K-tel is pursuing opportunities offered by this technology, the Company is uncertain how this new technology will impact its current operations.

Intellectual Property

The Company believes that the K-tel® name and mark are well recognized and are therefore valuable assets of the Company. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally. Effective trademark, service mark and copyright protection may not be available in every country in which its products and services are made available on-line. The Company has registered the trade mark K-tel®, variations of that mark and other marks relating to its products in the U.S. and internationally in various product and service categories. K-tel also claims rights in trademarks licensed by the Company in two pending U.S. trademark applications covering the marks “K-TEL DRUG MART,” and “K-TEL MEDS.” Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. K-tel believes strongly in protecting its intellectual property and will seek protection for new products and marks whenever the Company believes it is advisable.K-tel cannot assure you that any trademarks held by it will be valid, enforceable or otherwise of value to the Company in relation to its competitors or the market in general, or that any trademark for which it has applied or may apply will be granted.

In addition to trademark protection, the Company generally obtains copyrights in music works, compilations and sound recordings.

Employees

On June 30, 2003, K-tel employed 21 full time people worldwide.

Financial and Geographic Information

For financial information about the Company’s business segment and geographic area operations for each of the three fiscal years ended June 30, 2003 see Note 8 to the consolidated financial statements.

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

ITEM 3:  LEGAL PROCEEDINGS

Class Action Lawsuit

K-tel and certain of its current and former officers and directors were named as defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480. This action consolidated twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenged the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs asserted claims under the federal securities laws and sought damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deemed just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiffs’ appeal. On August 20, 2002, the plaintiffs applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiffs’ petition for rehearing at the request of the Court. On October 2, 2002, the Court denied the petition for rehearing. The plaintiffs had until January 1, 2003 to seek a writ of certiorari (a petition asking the Court for a discretionary review of a lower court decision) from the United States Supreme Court, but did not seek this writ. There having been no appeal filed, the case has been dismissed with no further recourse available.

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

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify K-tel for injuries and damages arising out of the resale of those goods. K-tel is seeking approximately $2 million in consequential damages. Tristar is vigorously defending this claim. Discovery has been completed. Tristar has filed a Motion for Summary Judgment, to which the Company filed a Memorandum in Opposition. This motion was heard in U.S. District Court in Minneapolis on August 25, 2003. The Court has yet to rule on this motion.

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

Subsidiaries’ Bankruptcy and Liquidation

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code. Pursuant to an agreement between the bankruptcy trustee and K-5 Leisure Products, Inc. (K-tel’s secured creditor and controlling shareholder) entered into on March 3, 2003, the trustee released K-5 Leisure Products, Inc., K-tel and its subsidiaries and affiliates from any claims and actions with respect to the bankruptcy filing. The trustee filed a Limited Notice of Abandonment relative to K-5’s security interest in K-tel’s assets. The Bankruptcy Court approved the abandonment as of June 13, 2003.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of K-tel’s security holders during the fourth quarter of fiscal 2003.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of K-tel at June 30, 2003.

Name of Officer	Age	Positions and Offices Held

Philip Kives	74	Chairman of the Board, Chief Executive Officer, President and Director
Dennis Ward	57	Chief Financial Officer, Secretary and Director

The officers of K-tel are elected annually and serve at the discretion of the Board of Directors.

Philip Kives has held various offices and/or managerial positions with K-tel for more than thirty-five years. Mr. Kives is currently the Company’s Chairman, Chief Executive Officer and President.

Dennis W. Ward was appointed Chief Financial Officer and Secretary of K-tel on December 29, 2000 and has served as Controller of K-5 Leisure Products, Inc. (K-tel’s largest shareholder) for more than twelve years.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On September 22, 2003, there were 1,391 record holders of K-tel’s common stock and 13,653,738 shares outstanding. The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “KTEL”.

The following table shows the range of high and low closing prices per share of K-tel’s common stock for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2003		2002
	High	Low	High	Low
1st Quarter	$.10	$.05	$.14	$.10
2nd Quarter	$.10	$.04	$.39	$.12
3rd Quarter	$.06	$.04	$.40	$.13
4th Quarter	$.18	$.04	$.15	$.09

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

Equity Compensation Plan Information

The following table provides information as of June 30, 2003 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	142,900	(1)	$5.93	2,387,989	(2)
Equity compensation plans not approved by security holders	300,000	(3)	$0.05	NA
Total	442,900		$1.95	2,387,989

(1)                                  Consists of 140,900 shares issuable pursuant to options granted under the Company’s 1997 Stock Option Plan and 2,000 shares of common stock issuable pursuant to options granted under the Company’s 1987 Stock Incentive Plan.

(2)                                  Represents shares of common stock remaining available for future issuance under the Company’s 1997 Stock Option Plan, as amended.

(3)                                  Includes non-qualified stock options to purchase 95,000 shares of our common stock issued outside of the Company’s 1997 Stock Option Plan to each of Jay William Smalley, Richard R. Marklund and Wesley C. Hayne in connection with such non-employee directors’ appointment to the Company’s Compensation/ Stock Option Committee and a non-qualified stock option to purchase 15,000 shares of our common stock issued outside the Company’s 1997 Stock Option Plan to Jay William Smalley in consideration of his past and continued service on the Company’s board of directors. (See Director Compensation on page 18.) Does not include an aggregate of 2,137,939 shares of common stock issuable pursuant to a stock option exchange program approved on March 18, 2003 by a committee of the Company’s board of directors comprised solely of independent directors. Under the program, four optionees agreed to cancellation of previously awarded options under the Company’s 1997 Stock Option Plan and the Company agreed to issue options to purchase an equal number of shares outside the Company’s stock option plan not earlier than six months and one day after the date of cancellation of the previously awarded options. The replacement options will be issued at an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant and will expire ten years after the date of grant. The options previously awarded were cancelled on March 18, 2003 and replacement options had not yet been granted as of the date of the table.

ITEM 6:  SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel and its subsidiaries as of and for the five years ended June 30, 2003. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this filing. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

	2003	2002	2001	2000	1999

Net sales	$7,234	$6,875	$17,514	$29,092	$44,650
Operating income (loss)	$53	$(332)	$(9,480)	$(12,980)	$(8,356)
Loss from discontinued operations	$(581)	$(180)	$(4,315)	$(5,541)	$(2,260)
Extraordinary item:
Gain on bankruptcies	$—	$894	$16,185	$—	$—
Net income (loss)	$(988)	$14	$1,369	$(15,738)	$(11,547)
Net loss per share:
Continuing operations	$(.03)	$(.05)	$(.77)	$(1.02)	$(1.01)
Total assets	$4,757	$4,250	$3,832	$17,941	$32,249
Long-term debt	$—	$—	$4,000	$4,000	$4,000

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

Through another subsidiary, K-tel Entertainment, Inc., K-tel has a focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s specific needs. These new products are derived from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. As well, the Company seeks to license its name and marks to other businesses for a royalty or fee.

A.  RESULTS OF OPERATIONS

The following sections discuss the results of operations by business segment. See Note 8 to the consolidated financial statements for additional segment information. General corporate expenses of $860,000 in the year ended June 30, 2003, $1,049,000 in the year ended June 30, 2002 and $2,689,000 in the year ended June 30, 2001 have been allocated to the segments.

FISCAL 2003 VERSUS FISCAL 2002

Net sales for the year ended June 30, 2003 were $7,234,000, an increase of 5.2% from fiscal 2002 sales of $6,875,000. This sales increase was attributed to increased domestic music sales partially offset by a decrease in licensing revenue. The net loss for fiscal 2003 was $988,000, or $.07 per share, compared to a net income of $14,000, or $.00 per share (after an extraordinary gain of $894,000 related to the K-tel Marketing liquidation), in fiscal 2002.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $4,454,000 for the year ended June 30, 2003 compared to $3,757,000 for the year ended June 30, 2002, an increase of 18.6%. The increase was primarily related to increased sales to Handleman who became a customer late in the prior year and to an increased number of products available for sale during the most recently completed year.

Cost of goods sold in the music segment increased to 63.2% of sales for the year ended June 30, 2003 compared to 54.2% of sales for the year ended June 30, 2002. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, increased to $200,000 for the year ended June 30, 2003 compared to $172,000 for the year ended June 30, 2002.

Selling, general and administrative expenses for the segment decreased $669,000, or 20.5%, to $2,600,000 for the year ended June 30, 2003 compared to $3,269,000 for the year ended June 30, 2002. The primary reasons for the decrease were related the closing of the Company’s office in Germany in 2002 and efforts to reduce overhead costs in the Company’s office in England. As a result, the music segment incurred an operating loss of $1,106,000 for the year ended June 30, 2003 compared to an operating loss of $1,725,000 for the year ended June 30, 2002.

Licensing

Licensing revenues were $2,780,000 for fiscal 2003 compared to $3,118,000 for fiscal 2002, a decrease of 10.8%. While European revenue decreased $405,000, domestic revenue from licensing activity increased $67,000. The decrease in Europe reflected a reduced level of licensing in the music industry. While domestic licensing experienced this as well, licensing revenue from the Company’s main licensee increased significantly. In mid-2002, the Company undertook a program to audit licensees of the music catalog in order to verify compliance with the terms of license agreements. One of the audits undertaken determined that a significant amount of revenue had not been reported to the Company. During the year ended June 30, 2003 the licensee subject to this audit made the royalty payments that are required under the license, and the Company’s revenue has increased accordingly. While the Company expects other licensing activity to continue at a reduced level into the next fiscal year, the Company is hopeful that current efforts will help reverse this trend for the Company during the year. Operating income in the licensing segment was $1,159,000 for the year ended June 30, 2003 and $1,393,000 for the year ended June 30, 2002, a decrease of 16.8%.

FISCAL 2002 VERSUS FISCAL 2001

Net sales for the year ended June 30, 2002 were $6,875,000, a decrease of 61% from the year ended June 30, 2001 sales of $17,514,000. The sales decrease was primarily attributed to the cessation of operations of the Company’s domestic music distribution subsidiary, K-tel (USA), which had sales of $11,948,000 during 2001. For the fiscal year ended June 30, 2002, approximately 43% of the Company’s net sales were derived in Europe. Net income for the year ended June 30, 2002 was $14,000, or $.00 per share (after an extraordinary gain of $894,000 related to the K-tel Marketing liquidation), compared to a net income of $1,369,000, or $.10 per share (after an extraordinary gain of $16,185,000 related to the K-tel (USA) bankruptcy filing) in the year ended June 30, 2001.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $3,757,000 for the year ended June 30, 2002 compared to $14,202,000 for the year ended June 30, 2001, a decline of 74%. European sales decreased $674,000 and domestic music sales decreased $9,965,000. The domestic business had been comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels. Sales declined as K-tel (USA) ceased operations and filed for bankruptcy in March 2001. Sales during the year ended June 30, 2002 were in another domestic subsidiary (K-tel Entertainment, Inc.) that markets products derived from the Company’s proprietary master music catalog.

Cost of goods sold in the music segment decreased to 55% of sales for the year ended June 30, 2002 compared to 106.9% of sales for the year ended June 30, 2001. The cost of goods in excess of net sales for the year ended June 30, 2001 reflected the disposal of slow-moving and obsolete inventory at prices less than cost during the period. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, decreased to $183,000 for the year ended June 30, 2002 compared to $513,000 for the year ended June 30, 2001. The decrease in advertising spending was primarily the result of reduced levels of advertising during the year ended June 30, 2002.

Selling, general and administrative expenses for the segment decreased $3,070,000, or 49%, to $3,269,000 for the year ended June 30, 2002 compared to $6,261,000 for the year ended June 30, 2001. The primary reasons for the decrease were related to general overall spending reductions and nine months of operations of the domestic music distribution subsidiary in the year ended June 30, 2001. As a result, the music segment incurred an operating loss of $1,725,000 for the year ended June 30, 2002 compared to an operating loss of $7,749,000 for the year ended June 30, 2001.

In connection with the K-tel Marketing Ltd. creditors’ liquidation in the year ended June 30, 2002, the assets and liabilities of the subsidiary have been removed from the books of the Company and the remaining net liability has been shown as a gain on liquidation. During the fiscal year ended June 30, 2002, this subsidiary was not operating. During the fiscal year ended June 30, 2001, this subsidiary had net sales of $3,179,000 and sustained an operating loss of $3,220,000. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the liquidation proceeding.

In connection with the K-tel (USA) bankruptcy filing in the year ended June 30, 2001, the assets and liabilities of the subsidiary were removed from the books of the Company and the remaining net liability has been shown as a gain on liquidation. During the fiscal year ended June 30, 2002, this subsidiary was not operating. During the fiscal year ended June 30, 2001, this subsidiary had net sales of $11,948,000 and sustained an operating loss $5,229,000. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding.

Licensing

Licensing revenues were $3,118,000 for the year ended June 30, 2002 compared to $3,710,000 for the year ended June 30, 2001, a decrease of 15.9%. Included in the segment revenue in the year ended June 30, 2001 was approximately $763,000 of inter-company revenue, which was eliminated on the accompanying consolidated financial statements. Operating income in the licensing segment was $1,393,000 for the year ended June 30, 2002 and $425,000 for the year ended June 30, 2001, an increase of 228%, which was a result of operational productivity improvements.

Other

The “Other” segment of the business was comprised of the e-commerce business, which was closed in the fourth quarter of 2001. The Company had neither revenue nor losses from this segment in the years ended June 30, 2002 and 2003. Revenue from this segment was $365,000 in the year ended June 30, 2001. Operating losses from this segment were $2,156,000 in the year ended June 30, 2001.

Critical Accounting Policies

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $213,000 at June 30, 2003 and $40,000 at June 30, 2002.

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

Recent Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company for its quarter ended December 31, 2002. The liability recognition requirement is applicable prospectively to all guarantees issued or modified after December 31, 2002. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued Statement 148 (FAS 148), Accounting for Stock-Based Compensation Transition and Disclosure. FAS 148 amends the disclosure and certain transition provisions of Statement 123, Accounting for Stock-Based Compensation. Its disclosure provisions, which apply to all entities with employee stock-based compensation, are effective for fiscal years ending after December 15, 2002. New interim period disclosures were required in financial statements for interim periods beginning after December 15, 2002. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

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

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classifications in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company’s consolidated financial position or results of operations.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2003), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,282,000 and $6,026,000 as of June 30, 2003 and 2002 respectively under the K-5 Facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2003 and 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 5.75% at June 30, 2003) but are subject to a minimum of 6% per annum. K-tel had outstanding balances of $233,000 and $227,000 as of June 30, 2003 and 2002 respectively.

K-tel has primarily funded its operations to date through internally generated capital, proceeds from stock option exercises and secured loans from K-5. Management currently believes that K-tel has sufficient cash and borrowing capacity to ensure the Company will continue operations in the near term. In part, this is a result of improvement in operating results in fiscal 2003 as well as the two existing lines of credit with K-5. Although K-5 continues to advance funds sufficient to meet the

Company’s needs at this time, there can be no assurance that this will be adequate or continue in the future or that K-tel will be able to obtain additional financing upon favorable terms when required.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5, increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability beyond the near term, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. In the event the Company is unable to fund its operations and implement its current business plan properly, it may be unable to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The report of the Company’s independent certified public accountants as of June 30, 2003 and 2002 and for the three years in the period ended June 30, 2003 included an explanatory paragraph expressing doubt about our ability to continue as a going concern.

CAUTIONARY STATEMENT

Certain information of a non-historical nature contained in Items 1, 2, 3 and 7 of this Form 10-K include forward-looking statements. Words such as “anticipates”, “believes”, “expects”, “intends”, “future”, and similar expressions identify forward-looking statements. Any such forward-looking statements reflect the Company’s current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, the Company cannot assure you that the actual results or developments that it anticipates will be realized or, even if substantially realized, that they will have the anticipated results.

The risks and uncertainties that may affect the Company’s business include, but are not limited to, those set forth below. The risks and uncertainties set forth below incorporate both historical and “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not place undue reliance on such forward-looking statements, which speak only as of the date hereof. You should also be aware that, except as the law may otherwise require, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date of this report. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose. The order in which such factors appear below should not be construed to indicate their relative importance or priority.

•                                          The Company incurred losses in the fiscal years ended June 30, 2003 and June 30, 2002 and expects to continue incurring losses in the near future.

•                                          Continuation and expansion of the Company’s operations will require additional working capital and continued access to financing to meet working capital requirements and develop new business opportunities.

•                                          The Company has primarily funded its operations to date through internally generated capital, proceeds from stock option exercises and secured loans from K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel, and there can be no assurance that K-5 will continue to advance funds sufficient to meet the Company’s needs or that the Company will be able to obtain additional financing upon favorable terms when required.

•                                          Approximately 30.1% of the Company’s revenue for the year ended June 30, 2003, was derived from two major customers, and the loss of any such customer could have a material adverse effect on the Company.

•                                          The music business is highly competitive and dominated by several major record companies that dominate the market for pre-recorded music, have greater financial resources than the Company and have a larger depth and breadth of catalog, distribution capabilities and current repertoire than the Company, making it difficult to compete in this market.

•                                          The major pre-recorded music companies, either directly or through subsidiaries, now manufacture or distribute pre-recorded music compilations in direct competition with the Company’s music compilation products.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

K-tel is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. K-tel does not enter into derivatives or other financial instruments for trading or speculative purposes.

K-tel’s exposure to market risk for changes in interest rates relates to K-tel’s short-term borrowings. K-tel’s short-term credit facilities carry a variable interest rate that does have an impact on future earnings and cash flows. At June 30, 2003, K-tel had variable rate debt of $11,515,000. If the interest rate were to change 100 basis points or 1% while K-tel was borrowing under the credit facilities, interest expense would change by $115,000.

Approximately 32% of K-tel’s revenues during the year ended June 30, 2003 were derived from operations in Europe. The results of operations and financial position of K-tel’s operations in Europe were principally measured in their respective currencies and translated into U.S. dollars. The effect of foreign currency fluctuations in these European countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. If the U.S. dollar foreign currency rate were to change by 1%, the effect on income would be $4,000. Additionally, approximately 18% of K-tel’s assets at June 30, 2003 were based in its foreign operations and were translated into U.S. dollars at foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders’ equity (deficit). Accordingly, K-tel’s consolidated shareholders’ equity (deficit) will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 15, and identified in the index on page 23.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended June 30, 2003 and June 30, 2002.

ITEM 9A:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

During the Company’s most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following describes the business, the business experience and background of each director and executive officer of K-tel.

Wesley C. Hayne, age 56, was elected a director in November 2002. Since 2000, Mr. Hayne has been Chief Executive Officer of Biorefining, Inc., a company that develops, commercializes and licenses patented technologies capable of converting residual plant material into high-end, value-added products. From 1999 to 2000, Mr. Hayne was President of Cybrix Corporation, Inc., a company that provides solutions and leases staffing for computer security and disaster planning. From 1997 to 2000, Mr. Hayne was Chief Executive Officer of International Concept Development, Inc., a company that develops fast food restaurants in Europe. Mr. Hayne filed a petition under Chapter 7 of the Bankruptcy Code before the U.S. Bankruptcy Court for the District of Minnesota on February 16, 1999, resulting in the discharge of personal debts effective May 10, 1999.

Philip Kives, age 74, founded K-tel in 1968 and has served as its Chairman of the Board since K-tel’s inception. In addition, Mr. Kives has been the Chief Executive Officer for more than five years.

Richard Marklund, age 58, was elected a director in November 2002. Since 2002, Mr. Marklund has been Chairman and Chief Executive Officer of Phoenix Newcastle Holdings, Inc., a management consulting company. From 2000 until 2002, Mr. Marklund served as Executive Vice President of Wamnet Inc., a data communication company. From 1998 until 2000, Mr. Marklund served as Chief Executive Officer of Hyperport International, Inc., a real estate development company.

Jay William Smalley, age 69, was elected a director in January 1999. Since 1970, Mr. Smalley has been Chief Executive Officer of JWS, Inc., a privately owned real estate development and sales company specializing in hotel, motel, industrial and residential properties.

Dennis W. Ward, age 57, was elected a director in January 1999 and the Company’s Secretary and Chief Financial Officer in December 2000. Since 1990, Mr. Ward has been the Controller of K-tel International, Ltd., a Canadian corporation owned by Philip Kives and engaged in the marketing and distribution of consumer products, and of K-5 Leisure Products, Inc. (K-tel’s largest shareholder).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires K-tel’s officers, directors and persons who own more than 10% of a registered class of K-tel’s equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and 10% shareholders also are required by Securities and Exchange Commission’s rules to furnish K-tel with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the last fiscal year, its officers, directors and 10% shareholders filed all reports on a timely basis, except as set forth herein.

Reports on Form 3 for Richard Marklund and Wesley Hayne due following their election to the board of directors effective November 27, 2002 were not filed on a timely basis. A report on Form 4 relating to the grant of options to purchase an aggregate of 110,000 shares of common stock outside our 1997 Stock Option Plan to Jay William Smalley on November 27, 2002 was not filed on a timely basis. A report on Form 4 disclosing the cancellation of options to purchase common stock pursuant to the Company’s Stock Option Exchange Program effective March 18, 2003 was not filed in a timely manner by each of Philip Kives and Dennis Ward.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued by each of K-tel’s executive officers for services rendered to K-tel during the fiscal years ended June 30, 2003, 2002 and 2001. K-tel has no written employment agreements with its executive officers.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options	All Other Compensation

Philip Kives	2003	$—	$—	—	$—
Chief Executive Officer	2002	$—	$—	—	$—
	2001	$—	$—	80,000	$—

Dennis Ward	2003	$—	$—	—	$—
Chief Financial Officer	2002	$—	$—	—	$—
	2001	$—	$—	190,000	$—

No options were granted during the fiscal year ended June 30, 2003, to any of K-tel’s executive officers.

No options were exercised by the executive officers during the last fiscal year and no unexercised options were held by the executive officers as of the end of the last fiscal year.

Director Compensation

Directors who are employees of our Company receive no compensation for their services as director. Non-employee directors receive cash compensation of $10,000 per year (paid quarterly) and are entitled to receive non-qualified stock options for the purchase of 5,000 shares of our common stock at an exercise price equal to the fair market value of our common stock on the date of initial election and upon each re-election by the shareholders at an annual or special meeting. In connection with their appointment to the Company’s Compensation/Stock Option Committee during the fiscal year ended June 30, 2003, Jay William Smalley, Richard R. Marklund and Wesley C. Hayne each also received a non-qualified stock option to purchase 95,000 shares of our common stock issued outside the Company’s 1997 Stock Option Plan. During the fiscal year ended June 30, 2003, Mr. Smalley also received a non-qualified stock option to purchase 15,000 shares of common stock outside the Company’s 1997 Stock Option Plan in consideration of his past and continued service on the Company’s board of directors. All stock options issued to non-employee directors during the fiscal year ended June 30, 2003 are exercisable for a period of ten years from the date of grant and bear an exercise price equal to the last sale price of our common stock as quoted by the OTC Bulletin Board for the five trading days immediately ending after the close of the market on November 27, 2002, the date the board of directors resolved to grant such options.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information as of September 22, 2003, regarding the beneficial ownership of the Common Stock by (i) each person known to K-tel to own beneficially five percent or more of the Common Stock, (ii) each director of K-tel, (iii) each executive officer of K-tel and (iv) the directors and executive officers as a group. The percentage of beneficial ownership is based on 13,653,738 shares outstanding as of September 22, 2003. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o K-tel International, Inc., 2655 Cheshire Lane North,  Suite 100, Plymouth, Minnesota 55447.

	Amount and Nature of Beneficial Ownership(1)		Percentage of Outstanding Stock

Philip Kives 220 Saulteaux Crescent Winnipeg, Manitoba R3J 3W3 Canada	7,799,614	(2)	57.1%
Dennis Ward	—	(3)	—
Jay William Smalley	120,000	(4)	*
Wesley C. Hayne	100,000	(4)	*
Richard Marklund	100,000	(4)	*
All directors and officers as a group (5 persons)	8,119,614	(5)	59.5%

*                                         Indicates ownership of less than 1% of the outstanding shares of Common Stock.

(1)                                  The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days. More than one person may beneficially own the same shares.

(2)                                  Consists of 7,474,278 shares held directly by K-5 Leisure Products Inc. (an affiliate of the Company controlled by Mr. Kives), and 325,336 shares held by a wholly-owned subsidiary of K-5. Does not include 1,702,939 shares purchasable upon the exercise of options proposed to be granted pursuant to the terms of a “Stock Option Exchange Program”. (See footnote 2 to Equity Compensation Plan Information table on page 8.)

(3)                                  Does not include 255,000 shares purchasable upon exercise of options proposed to be granted pursuant to the terms of a “Stock Option Exchanage Program”. (See footnote 2 to Equity Compensation Plan Information table on page 8.)

(4)                                  Represents shares purchasable upon the exercise of options.

(5)                                  Includes 320,000 shares purchasable upon the exercise of options.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2003), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,282,000 and $6,026,000 as of June 30, 2003 and 2002 respectively under the K-5 Facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2003 and 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility.

At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 5.75% at June 30, 2003) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $233,000 and $227,000 as of June 30, 2003 and 2002 respectively.

The Company purchased approximately $463,000 in the year ended June 30, 2003, $366,000 in the year ended June 30, 2002 and $574,000 in the year ended June 30, 2001 of music entertainment and consumer convenience products from K-5, which represented 14.6%, 14.7% and 3.7% of cost of goods sold, respectively. There were trade payables to K-5 of $371,000 at June 30, 2003, $ 291,000 at June 30, 2002 and $285,000 at June 30, 2001, or 31.9%, 23.0% and 22.2% of total trade payables, respectively.

The Company had no sales of consumer convenience products to K-5 during fiscal years 2003 and 2002 and sales of $13,000 during fiscal 2001. There was a balance receivable from K-5 at June 30, 2003 of $73,000, June 30, 2002 of $129,000 and June 30, 2001 of $109,000. No interest was charged on the related outstanding balances during fiscal years 2003, 2002 and 2001.

During the fiscal year ended June 30, 2003, the Company licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. The terms of the license agreement between the Company and K-tel Drug Mart have not been finalized, but will involve payment of a royalty to the Company by K-tel Drug Mart for use of the trademark. The agreement is currently under consideration by the Company, and will be subject to approval by the Company’s independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as amended by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  Financial Statements and Schedules

The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page 23 hereof are filed as part of this report.

(b)                                 Reports on 8-K

There were no reports filed under Form 8-K by the Company for the quarter ended June 30, 2003.

(c)                                  Exhibits

Reference is made to the Exhibit Index on Page 41.

(d)           Excluded Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on October 14, 2003, by the undersigned, thereunto duly authorized.

K-TEL INTERNATIONAL, INC.

By	/s/ Philip Kives
(Philip Kives - Chairman of the Board,
Chief Executive Officer and President)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ Philip Kives	Chairman, Chief Executive Officer,	October 14, 2003
Philip Kives	(Principal Executive Officer) President and Director

/s/ Dennis Ward	Chief Financial Officer	October 14, 2003
Dennis Ward	(Principal Accounting Office Director

/s/ Jay William Smalley	Director	October 14, 2003
Jay William Smalley

/s/ Wesley C. Hayne	Director	October 14, 2003
Wesley C. Hayne

/s/ Richard Marklund	Director	October 14, 2003
Richard Marklund

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of K-tel International, Inc.

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and subsidiaries as of June 30, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K-tel International, Inc. and subsidiaries as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses from operations and has a net working capital deficit that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II for each of the three years in the period ended June 30, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/S/ GRANT THORNTON LLP

Minneapolis, Minnesota,
August 7, 2003

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30,

(in thousands - except share data)

	2003	2002

ASSETS

Current Assets:
Cash and cash equivalents	$1,219	$75
Accounts receivable, net of allowance for doubtful accounts of $25 and $68	1,559	1,656
Inventories	520	637
Royalty advances	235	282
Prepaid expenses and other	304	378
Total Current Assets	3,837	3,028

Property and equipment, net of accumulated depreciation and amortization of $1,506 and $1,418	101	162

Owned catalog masters, net of accumulated amortization of $2,755 and $2,829	819	1,060

	$4,757	$4,250

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable to affiliate and other	$11,515	$10,253
Accounts payable	1,162	1,264
Accrued royalties	2,333	2,245
Reserve for returns	213	40
Net liabilities of discontinued operations	116	92
Total Current Liabilities	15,339	13,894

Shareholders’ Deficit:
Common Stock – 50,000,000 shares authorized, par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,759)	(30,771)
Accumulated other comprehensive loss	(251)	(301)
Total Shareholders’ Deficit	(10,582)	(9,644)

	$4,757	$4,250

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,

(in thousands - except per share data)

	2003	2002	2001

Net Sales	$7,234	$6,875	$17,514

Costs and Expenses:
Cost of goods sold	3,181	2,485	15,658
Advertising	200	172	618
Selling, general and administrative	3,800	4,550	10,718
Total Costs and Expenses	7,181	7,207	26,994
Operating Income (Loss)	53	(332)	(9,480)

Other Income (Expense):
Interest income	—	—	155
Interest expense	(534)	(472)	(912)
Foreign currency transaction loss	—	—	(360)
Other income (expense)	74	(37)	—
Total Other Income (Expense)	(460)	(509)	(1,117)

Loss from Continuing Operations Before Income Taxes	(407)	(841)	(10,597)

Benefit for Income Taxes	—	141	96

Loss from Continuing Operations	(407)	(700)	(10,501)

Discontinued Operations:
Loss from Discontinued Operations	(581)	(180)	(4,315)

Loss before Extraordinary Item	(988)	(880)	(14,816)

Extraordinary Item:
Gain on Subsidiary Liquidations	—	894	16,185

Net Income (Loss)	$(988)	$14	$1,369

Income (Loss) per Share – Basic and Diluted:
Continuing Operations	$(.03)	$(.05)	$(.77)
Discontinued Operations	(.04)	(.01)	(.32)
Extraordinary Item	—	.06	1.19
Net Income (Loss)	$(.07)	$.00	$.10

Shares used in the calculation of loss per share– Basic and Diluted:	13,654	13,654	13,654

Comprehensive Income (Loss)
Net income (loss)	$(988)	$14	$1,369
Unrealized pension cost	(55)	—	—
Translation adjustment	105	(18)	476
Comprehensive Income (Loss)	$(938)	$(4)	$1,845

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2003, 2002 AND 2001

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total

	Shares	Amount

Balance at June 30, 2000	10,321	$103	$20,213	$(32,154)	$(759)	$(12,597)

Net income	—	—	—	1,369	—	1,369
Conversion of debt to equity	3,333	33	467	—	—	500
Translation adjustment	—	—	—	—	476	476

Balance at June 30, 2001	13,654	136	20,680	(30,785)	(283)	(10,252)

Net income	—	—	—	14	—	14
Reduction of notes payable to affiliate	—	—	612	—	—	612
Translation adjustment	—	—	—	—	(18)	(18)

Balance at June 30, 2002	13,654	136	21,292	(30,771)	(301)	(9,644)

Net income	—	—	—	(988)	—	(988)
Unrealized pension cost	—	—	—	—	(55)	(55)
Translation adjustment	—	—	—	—	105	105

Balance at June 30, 2003	13,654	$136	$21,292	$(31,759)	$(251)	$(10,582)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,

(in thousands)

	2003	2002	2001
Operating Activities:
Net income (loss)	$(988)	$14	$1,369
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	315	380	408
Loss on disposal of property and equipment	1	3	349
Gain on liquidation	—	(894)	(16,185)
Discontinued operations	7	(109)	3,630
Write down of long lived asset	—	—	417
Changes in operating assets and liabilities:
Accounts receivable, net	10	(689)	3,217
Inventories	137	(199)	2,378
Royalty advances	68	(84)	(82)
Prepaid expenses and other current assets	89	295	(225)
Accounts payable	(62)	(699)	2,421
Accrued royalties	87	157	230
Income taxes	—	(130)	—
Reserve for returns	173	(12)	(370)
Cash used in operating activities	(163)	(1,967)	(2,443)

Investing Activities:
Purchases of property and equipment	(18)	(124)	(62)
Music catalog additions	—	—	(63)
Other	15	27	27
Cash used in investing activities	(3)	(97)	(98)

Financing Activities:
Borrowings on notes payable	2,278	3,676	13,946
Payments on notes payable	(1,033)	(1,629)	(12,508)
Cash provided by financing activities	1,245	2,047	1,438

Effect of exchange rates on cash	65	(81)	478

Net increase (decrease) in cash equivalents	1,144	(98)	(625)

Cash and equivalents at beginning of period	75	173	798

Cash and equivalents at end of period	$1,219	$75	$173

Supplemental Cash Flow Information
Cash Paid For -
Interest	$396	$598	$483
Income Taxes	$—	$—	$4
Non-cash Information
Reduction of notes payable to affiliate through debt forgiveness, recorded as a capital contribution	$—	$612	$—
Music Catalogs reclassified to prepaid assets	$—	$173	$—

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003, 2002 AND 2001

1.             BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company” or “K-tel”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company has a focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s needs. These new products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. K-tel seeks to license its trademarks to other companies in businesses unrelated to K-tel’s current operations. Licenses are granted for a royalty or fee, with no cost to the Company. The Company has licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs beneficially owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. K-tel Drug Mart, which recently began operations, offers prescription drugs from its pharmacy in Canada to persons in the United States. K-tel is merely a licensor of its mark to K-tel Drug Mart. To date, K-tel Drug Mart’s operations have not generated any significant licensing revenues for the Company.

Subsidiaries’ Bankruptcy and Liquidation

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. ceased operations and filed for protection under Chapter 7 of the U. S. bankruptcy code. In connection with this filing, the assets and liabilities of this subsidiary were removed from the books of the Company as control of the subsidiary was transferred to the bankruptcy trustee. The net liability at the time of this filing was shown as a gain on the Chapter 7 liquidation. Management believes the Company will have no ongoing liability related to this subsidiary as a result of the filing and the outcome of the bankruptcy proceeding. During the fiscal year ended June 30, 2001, this subsidiary had net sales of $11,948,000 and an operating loss of $5,299,000.

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding. K-tel Marketing Ltd. had no operations during the fiscal years ended June 30, 2003 and 2002. During fiscal 2001, this subsidiary had net sales of $3,179,000 and an operating loss of $3,220,000. Losses in the year ended June 30, 2003 of $581,000 and $180,000 in the year ended June 30, 2002 related mainly to legal fees incurred in the Tristar litigation (See Note 6.)

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. Net sales for these operations were $3,818,000 for the fiscal year ended June 30, 2001. The accompanying consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at June 30, 2003 and 2002 consist of assets of $19,000 and $14,000 and liabilities of $135,000 and $106,000.

Going Concern

During the years ended June 30, 2003, 2002 and 2001, the Company incurred net losses from continuing operations of $407,000, $700,000 and $10,501,000, respectively, and used $163,000, $1,967,000, and $2,443,000 of cash in operating activities. Additionally, the Company had a working capital deficit of $11,502,000 at June 30, 2003.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (See Note 3), increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $213,000 at June 30, 2003 and $40,000 at June 30, 2002.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $200,000, $172,000, and $618,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Foreign Currency - The operations of foreign subsidiaries are measured in local currencies. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a component of accumulated other comprehensive income or loss.

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

	Fiscal Year Ended June 30,
	2003	2002	2001
Net income (loss) (in thousands):
As reported	$(988)	$14	$1,369
Pro forma	$(1,003)	$(458)	$(496)

Basic and Diluted EPS:
As reported	$(.07)	$(.00)	$.10
Pro forma	$(.07)	$(.04)	$(.04)

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the fiscal years ended June 30, 2003, 2002 and 2001, weighted average options to purchase 442,900, 2,273,839, and 2,336,889 shares of common stock, with weighted average exercise prices of $1.95, $5.89, and $5.77 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2003), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,282,000 and $6,026,000 as of June 30, 2003 and 2002 respectively under the K-5 Facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2003 and 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 5.75% at June 30, 2003) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $233,000 and $227,000 as of June 30, 2003 and 2002 respectively.

4.                                      INCOME TAXES

The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):

	2003	2002	2001

Income (loss) before provision (benefit) for income taxes:
United States	$196	$(295)	$2,871
Foreign	(1,184)	168	(1,598)
Total	$(988)	$(127)	$1,273

Provision (benefit) for income taxes:
Current
United States	$—	$(141)	$(100)
Foreign	—	—	4

Total provision (benefit) for income taxes	$—	$(141)	$(96)

A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 was as follows:

	2003	2002	2001

Federal statutory rate	34%	34%	34%
State Taxes, net of Federal benefit	0	2	2
Valuation allowance	(34)	(36)	(36)
	—	—	—

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Temporary differences, which are all deferred tax assets, were as follows (in thousands):

	June 30, 2003	June 30, 2002

Net operating loss carryfowards	$20,875	$17,661
Alternative minimum tax credits	432	432
Foreign tax credit	325	325
Reserve for returns	852	761
Depreciation and amortization	199	238
Royalty reserves	145	105
Inventory reserves	36	40
Nondeductible accruals	286	310
Allowance for bad debts	19	29
Valuation allowance	(23,169)	(19,901)
	$—	$—

A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability is more likely than not.

For U.S. tax reporting purposes, the Company has net operating loss carryforwards (“NOL”) of approximately $58,000,000. However, of the amount available through 2013 and 2020, $20,100,000 of the NOL relates to deductions associated with the exercise of stock options. The tax benefit of approximately $7,236,000 associated with this stock option deduction will be recorded as additional paid-in capital when realized. The NOL carryforwards may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $432,000 in U.S. federal alternative minimum tax credits and $325,000 in foreign tax credits, which may be utilized in the future to offset any regular corporate income tax liability.

5.                                      CAPITAL TRANSACTIONS

Stock Option Plan

The Company has a Stock Option Plan for officers, directors, and employees of the Company. Under the terms of this plan the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, the timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options and nonqualified stock options. The Company’s 1987 plan, which has expired, covered a maximum of 700,000 shares of common stock, of which options for the purchase of 2,000 shares remain outstanding and exercisable. In February 1997, the Company’s Board of Directors approved a new stock option plan covering a maximum of 600,000 shares of common stock, which was subsequently amended to 5,000,000 through shareholder amendments in February 1999, January 2000 and November 2000. There were options on 2,613,011 net shares granted under this plan as of June 30, 2003. Of these options granted, 2,472,111 have been exercised. Any options cancelled are available for future grants. No options granted have expired.

Stock Option Exchange

On March 18, 2003, a committee of the Company’s board of directors comprised solely of independent directors, approved a “Stock Option Exchange Program.” The program provides for a small number of optionees who were previously awarded options to purchase shares of common stock under the Company’s 1997 Stock Option Plan to exchange them for options to purchase an equal number of shares outside the Company’s Stock Option Plan. The options to purchase an aggregate 2,137,939 shares of common stock have a weighted average price per share of $5.95. Replacement options are proposed to be issued six months and one day after the date of cancellation of the existing options and shall be at an exercise price per share equal to the fair market value of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant and shall expire ten years after the date of grant. It is anticipated that there will be no compensation expense recognized as a result of this exchange.

Restricted and Non-Qualified Stock Options

In addition to stock options granted under the terms of the Stock Option Plan, the Board of Directors has the sole authority to grant employees, officers and directors incentive stock options and non-qualified stock options outside the Stock Option Plan. The Board of Directors determines the type, size and terms of the grants, timing of the grants, the duration of the exercise period and any other matters pertaining to options or awards granted outside of the Stock Option Plan. There were options on 355,000 net shares granted outside the Stock Option Plan as of June 30, 2003.

The share information for all plans is summarized below:

Incentive Stock Options

Non-Qualified Stock Options

Weighted Average Exercise Price

Outstanding June 30, 2000	2,210,556	497,000	$6.72

Granted	310,000	75,000	1.06
Cancelled	(228,167)	(527,500)	6.49
Outstanding June 30, 2001	2,292,389	44,500	$5.77

Adjustment (1)	(2,105,045)	2,105,045

Cancelled	(36,050)	(27,000)	5.86
Outstanding June 30, 2002	151,294	2,122,545	$5.89

Granted	10,000	300,000.05
Cancelled	(73,394)	(2,067,545)	5.86
Outstanding June 30, 2003	87,900	355,000	$1.95

(1)                                  Adjustment reflects options disclosed previously as incentive that should have been recorded as non-qualified.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2003:

Options Outstanding
Exercise Prices		Number of Shares	Weighted Average Remaining Contractual Life
Range	Weighted Average
$0.05	$0.05	310,000	9.4 years
$1.75	$1.75	1,000	3.3 years
$3.06 - 3.38	$3.29	1,400	3.6 years
$5.51 - 6.00	$5.66	97,500	6.6 years
$8.73	$8.73	33,000	5.7 years
		442,900

Options Exercisable
Exercise Prices
Range	Weighted Average	Number of Shares
$0.05	$0.05	310,000
$1.75	$1.75	1,000
$3.06 - 3.38	$3.29	1,400
$5.51 - 6.00	$5.66	97,500
$8.73	$8.73	33,000
		442,900

The weighted average fair value of options granted in fiscal 2003 was $.05 and fiscal 2001 was $1.06. No options were granted in fiscal 2002. Because the fair value provisions have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost (See Note 1) may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

	2003	2002	2001

Risk-free interest rate	4.00%	5.00%	5.00%
Expected life	10 years	5 years	5 years
Expected volatility	220%	150%	150%
Expected dividend yield	None	None	None

6.                                      COMMITMENTS AND CONTINGENCIES

Class Action Lawsuit

K-tel and certain of its current and former officers and directors were named as defendants in In re K-tel International, Inc. Securities Litigation, No. 98-CV-2480. This action consolidated twenty-three purported class actions that were initially filed in various United States District Courts in November 1998, and were subsequently transferred to, and consolidated in, the United States District Court for the District of Minnesota. On July 19, 1999, the plaintiffs filed an amended consolidated class action complaint that challenged the accuracy of certain public disclosures made by K-tel regarding its financial condition during the period from May 1998 through November 1998. The plaintiffs asserted claims under the federal securities laws and sought damages in an unspecified amount as well as costs, including attorneys’ fees and any other relief the Court deemed just and proper. K-tel moved to dismiss the complaint, and on July 31, 2000, the United States District Court granted the Company’s motion to dismiss. The Court also barred further actions by the plaintiffs and denied plaintiffs’ request to amend the complaint in order to refile the complaint in the future. The plaintiffs appealed to the United States Court of Appeals for the Eighth Circuit, and the Court of Appeals heard the matter in October 2001. On August 7, 2002 the Court of Appeals, in a two to one decision, denied the plaintiffs’ appeal. On August 20, 2002 the plaintiffs applied for a rehearing by the full Court of Appeals. K-tel filed a response on September 15, 2002 to the plaintiffs’ petition for rehearing at the request of the Court. On October 2, 2002, the Court denied the petition for rehearing. The plaintiffs had until January 1, 2003 to seek a writ of certiorari (a petition asking the Court for a discretionary review of a lower court decision) from the United States Supreme Court, but did not seek this writ. There having been no appeal filed, the case has been dismissed with no further recourse available.

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

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify K-tel for injuries and damages arising out of the resale of those goods. K-tel is seeking approximately $2 million in consequential damages. Tristar is vigorously defending this claim. Discovery has been completed. Tristar has filed a Motion for Summary Judgment, to which the Company filed a Memorandum in Opposition. This motion was heard in U.S. District Court in Minneapolis on August 25, 2003. The Court has yet to rule on this motion.

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

Subsidiaries’ Bankruptcy and Liquidation

In March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code. Pursuant to an agreement between the bankruptcy trustee and K-5 Leisure Products, Inc. (K-tel’s secured creditor and controlling shareholder) entered into on March 3, 2003, the trustee released K-5 Leisure Products, Inc., K-tel and its subsidiaries and affiliates from any claims and actions with respect to the bankruptcy filing. The trustee filed a Limited Notice of Abandonment relative to K-5’s security interest in K-tel’s assets. The Bankruptcy Court approved the abandonment as of June 13, 2003.

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

Leases

The Company has entered into several office and warehouse leases which expire through 2005. Commitments under these leases are $210,576 in 2004, and $46,490 in 2005. Rental expense was $253,523 in 2003, $216,327 in 2002, and $654,000 in 2001.

7.                                      SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

Two customers, Anderson Merchandisers and Handleman Company accounted for approximately 17.0% and 13.1% respectively of K-tel’s revenue for the year ended June 30, 2003. The loss of, or a substantial reduction in, business from any of these customers would have a material adverse effect on the Company.

See Note 3 for information regarding debt transactions with related parties.

The Company purchased approximately $463,000 in the year ended June 30, 2003, $366,000 in the year ended June 30, 2002 and $574,000 in the year ended June 30, 2001 of music entertainment and consumer convenience products from K-5, the Company’s largest shareholder controlled by Philip Kives, Chairman of the Board, President and Chief Executive Officer of K-tel. There were trade payables to K-5 of $371,000 at June 30, 2003, $291,000 at June 30, 2002 and $285,000 at June 30, 2001.

The Company had no sales of consumer convenience products to K-5 during the years ended June 30, 2003 and 2002, and sales of $13,000 during the year ended June 30, 2001. There was a balance receivable from K-5 at June 30, 2003 of $73,000, June 30, 2002 of $129,000, and June 30, 2001 of $109,000. No interest was charged on the related outstanding balances during fiscal years 2003, 2002 and 2001.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION

Fiscal Years Ended June 30,

Music

Licensing

Other

Corporate Eliminations

Total Company

(in thousands)

Net Sales	2003	$4,454	$2,780	$—	—	$7,234
	2002	3,757	3,118	—	—	6,875
	2001	14,202	3,710	365	(763)	17,514

Operating Income (Loss)	2003	$(1,106)	$1,159	$—	—	$53
	2002	(1,725)	1,393	—		(332)
	2001	(7,749)	425	(2,156)	—	(9,480)

Assets	2003	$2,356	$2,128	$273	—	$4,757
	2002	2,319	1,668	121	142	4,250
	2001	1,501	1,650	443	238	3,832

GEOGRAPHIC INFORMATION

Fiscal Years Ended June 30,		United States	Europe	Total
(in thousands)

Net Sales	2003	$4,949	$2,285	$7,234
	2002	3,949	2,926	6,875
	2001	13,914	3,600	17,514

Assets	2003	$3,889	$868	$4,757
	2002	2,792	1,458	4,250
	2001	2,042	1,790	3,832

9.                                      RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classifications in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company’s consolidated financial position or results of operations.

SCHEDULE II

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30,

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Net Sales	Charged to Other Accounts (1)	Deductions		Balance at End of Period
Allowance for Doubtful Accounts

2003	$68	$62	$9	$(114	)(2)	$25
2002	$33	$50	$5	$(20	)(2)	$68
2001	$1,416	$(41)	$(4)	$(1,338	)(2)	$33

Reserve for Returns

2003	$40	$446	$—	$(273)		$213
2002	$50	$49	$6	$(65)		$40
2001	$4,623	$45	$(3)	$(4,615)		$50

(1) Exchange rate change

(2) Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation, as amended.

3.2	Restated By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (File No. 1-07115)).

4	See Exhibits 3.1 and 3.2.

10.1	1987 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1987 (File No. 1-07115)).

10.2	1997 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 1-07115)).

10.3

Form of Incentive Stock Option Agreement under the Company’s 1997 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-07115)).

10.4

Form of Non-Qualified Stock Option Agreement under the Company’s 1997 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-07115)).

10.5

Form of Non-Qualified Stock Option Agreement between the registrant and certain non-employee directors of the registrant, authorized effective November 27, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (File No. 1-07115)).

10.6

Loan and Security Agreement between the Company and Foothill Capital Corporation dated November 19, 1997 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997 (File No. 1-07115)).

10.7

Amendment Number One to the Loan and Security Agreement between the Company and Foothill Capital Corporation dated March 30, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 1-07115)).

10.8

Amendment Number Two to the Loan and Security Agreement between the Company and Foothill Capital Corporation dated September 23, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 1-07115)).

10.9

Restated Amendment Number Two to the Loan and Security Agreement between the Company and Foothill Capital Corporation dated September 30, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (File No. 1-07115)).

10.10

Amendment Number Three to the Loan and Security Agreement between the Company and Foothill Capital Corporation dated September 22, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-07115)).

10.11

Amendment Number Four to the Loan and Security Agreement between the Company and Foothill Capital Corporation dated May 15, 2000(incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-07115)).

10.12

Amendment to Loan Agreement and Security Agreement between the Company and K-5 Leisure Products, Inc., as assignee of Foothill Capital Corporation dated February 12, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 (File No. 1-07115)).

10.13	Credit Agreement between the Company and K-5 Leisure Products, Inc. dated September 27, 1999.

10.14	$8,000,000 principal amount Note between the Company and K-5 Leisure Products, Inc. dated September 27, 1999.

10.15

Amendment to Credit Agreement and Note between the Company and K-5 Leisure Products, Inc. dated February 12, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 (File No. 1-07115)).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Certified Public Accountants.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.