Form 10-Q
period 2003-09-30
K TEL INTERNATIONAL INC
filed 2003-11-14
CIK 54193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

Yes ☐       No ☒

As of November 14, 2003, there were 13,653,738 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTH PERIOD

ENDED SEPTEMBER 30, 2003

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands – except share data)

	September 30, 2003	June 30, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$200	$1,219
Accounts receivable, net of allowance for doubtful accounts of $20 and $25	1,538	1,559
Inventories	467	520
Royalty advances	219	235
Prepaid expenses and other	216	304
Total Current Assets	2,640	3,837

Property and equipment, net of accumulated depreciation and amortization of $1,451 and $1,506	95	101

Owned catalog masters, net of accumulated amortization of $2,798 and $2,755	768	819

	$3,503	$4,757

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable to affiliate and other	$10,470	$11,515
Accounts payable	1,080	1,162
Accrued royalties	2,330	2,333
Reserve for returns	200	213
Net liabilities of discontinued operations	134	116
Total Current Liabilities	14,214	15,339

Shareholders’ Deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,888)	(31,759)
Accumulated other comprehensive loss	(251)	(251)
Total Shareholders’ Deficit	(10,711)	(10,582)

	$3,503	$4,757

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended September 30,
	2003	2002

Net Sales	$1,618	$1,498

Costs and Expenses:
Cost of goods sold	669	599
Advertising	43	46
Selling, general and administrative	866	951
Total Costs and Expenses	1,578	1,596
Operating Income (Loss)	40	(98)
Other Expense:
Interest expense	(117)	(136)
Other	(11)	(64)
Total Other Expense	(128)	(200)

Loss from Continuing Operations	(88)	(298)

Loss from Discontinued Operations	(41)	(210)

Net Loss	$(129)	$(508)

Loss per Share - Basic and Diluted:
Continuing Operations	$(.01)	$(.02)
Discontinued Operations	—	(.02)
Net Loss	$(.01)	$(.04)

Shares used in the calculation of loss per share - Basic and Diluted:	13,654	13,654

Comprehensive Loss:
Net loss	$(129)	$(508)
Translation adjustment	—	(61)
Comprehensive Loss	$(129)	$(569)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Three Months Ended September 30,
	2003	2002
Cash flows from Operating Activities:
Net loss	$(129)	$(508)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	65	103
Loss on disposal of property and equipment	1	—
Discontinued operations	14	201
Changes in operating assets and liabilities:
Accounts receivable, net	25	(110)
Inventories	52	(119)
Royalty advances	17	(19)
Prepaid expenses	87	81
Accounts payable	(106)	137
Accrued royalties	(4)	27
Reserve for returns	(13)	50
Cash provided by (used in) operating activities	9	(157)

Cash flows from Investing Activities:
Proceeds from sale of property and equipment	12	—
Purchases of property and equipment	(6)	(4)
Cash provided by (used in) investing activities	6	(4)

Cash flows from Financing Activities:
Borrowings on notes payable	431	651
Payments on notes payable	(1,476)	(400)
Cash provided by (used in) financing activities	(1,045)	251

Effect of exchange rates on cash	11	(80)

Net increase (decrease) in cash and equivalents	(1,019)	10

Cash and equivalents at beginning of period	1,219	75

Cash and equivalents at end of period	$200	$85

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company” or “K-tel”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota.  Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s needs. These new products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. K-tel seeks to license its trademarks to other companies in businesses unrelated to K-tel’s current operations. Licenses are granted for a royalty or fee, with no cost to the Company. The Company has licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs beneficially owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. K-tel Drug Mart, which recently began operations, offers prescription drugs from its pharmacy in Canada to persons in the United States. K-tel is merely a licensor of its mark to K-tel Drug Mart. To date, K-tel Drug Mart’s operations have not generated any significant licensing revenues for the Company.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001 respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at September 30, 2003 and 2002 consist of assets of $7,000 and $7,000 and liabilities of $141,000 and $299,000.

Going Concern

During the three months ended September 30, 2003 and 2002, the Company incurred net losses from continuing operations of $88,000 and $298,000 respectively. Operating activities provided $9,000 of cash during the three months ended September 30, 2003 and used $157,000 of cash in the three months ended September 30, 2002. Additionally, the Company had a working capital deficit of $11,574,000 at September 30, 2003.

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

2.                                      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2003 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2003.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $200,000 at September 30, 2003 and $89,000 at September 30, 2002.

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

Cash and Cash Equivalents – Cash and cash equivalents consist principally of cash and short-term, highly liquid investments with original maturities of less than ninety days.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $43,000 and $46,000 for the three month periods ended September 30, 2003 and 2002 respectively.

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

	Three Months Ended September 30,
	2003	2002
Net loss (in thousands):
As reported	$(129)	$(508)
Pro forma	$(129)	$(508)

Basic and Diluted EPS:
As reported	$(.01)	$(.04)
Pro forma	$(.01)	$(.04)

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the three month periods ended September 30, 2003 and 2002, weighted average options to purchase 442,900 and 2,273,839 shares of common stock, with weighted average exercise prices of $1.95 and $5.88 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

Use of Estimates - Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Principal estimates include allowances for bad debt, inventory valuation, return reserves, royalty obligations, purchase commitments and product replacement costs. Actual results could differ from those estimates used by management.

3.                                      LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at September 30, 2003), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,237,000 and $6,276,000 as of September 30,

2003 and 2002 respectively under the K-5 Facility. At September 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at September 30, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2003 and June 30, 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 6.0% at September 30, 2003) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $234,000 and $233,000 as of September 30, 2003 and June 30, 2003 respectively.

4.                                      COMMITMENTS AND CONTINGENCIES

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

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop their lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit will be confirmed by the Court at a future hearing.

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

Other Litigation and Disputes

K-tel and its subsidiaries are also involved in other legal actions in the ordinary course of their business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

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

5.                                      BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company markets and distributes entertainment products internationally and through its operating subsidiaries. K-tel’s businesses are organized, managed and internally reported as two segments: retail music sales and music licensing.  These segments are based on differences in products, customer type and sales and distribution methods. The Company’s consumer product and e-commerce operations have been discontinued and are presented in the accompanying financial statements as discontinued operations and are therefore not included in the segment information.

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

Operating profits or losses of these segments include an allocation of general corporate expenses. Depreciation and amortization and capital additions are not significant and have therefore been excluded from the presentation.

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION

Three Months Ended September 30,		Music	Licensing	Other	Corporate Eliminations	Total Company
(in thousands)

Net Sales	2003	$1,099	$519	$—	—	$1,618
	2002	943	555	—	—	1,498

Operating Income (Loss)	2003	$(107)	$147	$—	—	$40
	2002	(166)	68	—	—	(98)

Assets	2003	$2,611	$818	$126	(52)	$3,503
	2002	2,905	1,309	87	74	4,375

GEOGRAPHIC INFORMATION

Three Months Ended September 30,		United States	Europe	Total
(in thousands)

Net Sales	2003	$964	$654	$1,618
	2002	981	517	1,498

Assets	2003	$2,309	$1,194	$3,503
	2002	2,956	1,419	4,375

6.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards Statement 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classifications in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company’s consolidated financial position or results of operations.

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

A.                                    RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2003 were $1,618,000 an increase of 8.0% from sales of $1,498,000 for the three month period ended September 30, 2002. This increase was attributed to increased domestic music sales partially offset by a decrease in licensing revenue. The loss for the three month period ended September 30, 2003 was $129,000, or $.01 per share, compared to a loss of $508,000, or $.04 per share, for the three month period ended September 30, 2002.

General corporate expenses of $212,000 and $114,000 for the three months periods ended September 30, 2003 and 2002 respectively have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,099,000 for the three month period ended September 30, 2003 compared to $943,000 for the three month period ended September 30, 2002, an increase of $156,000, or 16.5%. The overall increase was primarily due to an increased number of products available for sale during the most recently completed reporting period.

Cost of goods sold in the music segment increased to 53.8% of sales for the three month period ended September 30, 2003 compared to 48.6% of sales for the three month period ended September 30, 2002 reflecting higher domestic product returns. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased to $23,000 for the three month period ended September 30, 2003 compared to $46,000 for the three month period ended September 30, 2002.

Selling, general and administrative expenses were $572,000, or 52.1% of sales for the three month period ended September 30, 2003 compared to $536,000, or 56.8% of sales for the three month period ended September 30, 2002. The primary reason for the decrease was the efforts to reduce overhead costs in the Company’s office in England. As a result, the music segment incurred an operating loss of $107,000 for the three month period ended September 30, 2003 compared to an operating loss of $166,000 for the three month period ended September 30, 2002.

Licensing

Licensing revenue was $519,000 for the three month period ended September 30, 2003 compared to $555,000 for the three month period ended September 30, 2002, a decrease of 6.5% reflecting a general reduction in licensing activity in the music industry. Operating income in the licensing segment was $147,000 for the three month period ended September 30, 2003 compared to $68,000 for the three month period ended September 30, 2002, an increase of 116.2%.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies immediately to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards Statement 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classifications in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 is not anticipated to have an impact on the Company’s consolidated financial position or results of operations.

B.                                    LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at September 30, 2003), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,237,000 and $7,282,000 as of September 30, 2003 and June 30, 2003 respectively under the K-5 Facility. At September 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at September 30, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2003 and June 30, 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 6.0% at September 30, 2003) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $234,000 and $233,000 as of September 30, 3002 and June 30, 2003 respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the three month period ended September 30, 2003. For additional information, refer to page 15 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II

ITEM 1. LEGAL PROCEEDINGS

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

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop their lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit will be confirmed by the Court at a future hearing.

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

Other Litigation and Disputes

K-tel and its subsidiaries are also involved in other legal actions in the ordinary course of their business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  EXHIBIT INDEX

See “Index to Exhibits.”

(b)                                 REPORTS ON FORM 8-K

There were no reports filed under Form 8-K by the Company during the three month period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: November 14, 2003	/S/ PHILIP KIVES
PHILIP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: November 14, 2003	/S/ DENNIS WARD
DENNIS WARD
CHIEF FINANCIAL OFFICER (principal accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.