Form 10-Q
period 2003-12-31
K TEL INTERNATIONAL INC
filed 2004-02-17
CIK 54193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

Yes  ☐           No ☒

As of February 13, 2004, there were 13,653,738 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS

ENDED DECEMBER 31, 2003

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	December 31, 2003	June 30, 2003

ASSETS

Current Assets:
Cash and equivalents	$49	$1,219
Accounts receivable, net of allowance for doubtful accounts of $27 and $25	1,833	1,559
Inventories	588	520
Royalty advances	243	235
Prepaid expenses and other	511	304
Total Current Assets	3,224	3,837

Property and equipment, net of accumulated depreciation and amortization of $1,466 and $1,506	103	101

Owned catalog masters, net of accumulated amortization of $2,852 and $2,755	733	819

	$4,060	$4,757

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable to affiliate and other	$11,198	$11,515
Accounts payable	974	1,162
Accrued royalties	2,467	2,333
Reserve for returns	204	213
Net liabilities of discontinued operations	118	116
Total Current Liabilities	14,961	15,339

Shareholders’ Deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(32,115)	(31,759)
Accumulated other comprehensive loss	(214)	(251)
Total Shareholders’ Deficit	(10,901)	(10,582)

	$4,060	$4,757

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net Sales	$1,759	$1,874	$3,377	$3,372

Costs and Expenses:
Cost of goods sold	860	897	1,529	1,496
Advertising	32	19	75	65
Selling, general and administrative	954	959	1,820	1,910
Total Costs and Expenses	1,846	1,876	3,424	3,472
Operating Loss	(87)	(2)	(47)	(100)

Other Expense:
Interest expense	(120)	(133)	(237)	(269)
Other	—	(51)	(11)	(115)
Total Other Expense	(120)	(184)	(248)	(384)

Loss from Continuing Operations	(207)	(186)	(295)	(484)

Loss from Discontinued Operations	(20)	(204)	(61)	(414)

Net Loss	$(227)	$(390)	$(356)	$(898)

Loss per Share – Basic and Diluted:
Continuing Operations	$(.02)	$(.01)	$(.02)	$(.04)
Discontinued Operations	—	(.02)	(.01)	(.03)
Net Loss	$(.02)	$(.03)	$(.03)	$(.07)

Shares used in the calculation of loss per share - Basic and Diluted	13,654	13,654	13,654	13,654

Comprehensive Loss:
Net loss	$(227)	$(390)	$(356)	$(898)
Translation adjustment	—	15	37	(46)
Comprehensive Loss	$(227)	$(375)	$(319)	$(944)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended December 31,
	2003	2002
Cash flows from Operating Activities:
Net loss	$(356)	$(898)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	132	172
Other	(5)	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	68	(378)
Inventories	(54)	60
Royalty advances	8	32
Prepaid expenses	(197)	(167)
Accounts payable	(558)	271
Accrued royalties	138	12
Reserve for returns	(8)	122
Income taxes, net	24	—
Cash used in operating activities	(808)	(783)

Cash flows from Investing Activities:
Purchases of property and equipment	(41)	(13)
Other	(6)	—
Cash used in investing activities	(47)	(13)

Cash flows from Financing Activities:
Borrowings on notes payable	1,483	1,665
Payments on notes payable	(1,819)	(713)
Cash provided by (used in) financing activities	(336)	952

Effect of exchange rates on cash	21	(96)

Net increase (decrease) in cash and equivalents	(1,170)	60

Cash and equivalents at beginning of period	1,219	75

Cash and equivalents at end of period	$49	$135

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

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001 respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at December 31, 2003 and 2002 consist of assets of $0 and $326,000 and liabilities of $118,000 and $404,000. The ongoing current expenses relate to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Going Concern

During the six months ended December 31, 2003 and 2002, the Company incurred net losses from continuing operations of $295,000 and $484,000 respectively. Operating activities used $808,000 and $783,000 of cash during the six months ended December 31, 2003 and 2002 respectively. Additionally, the Company had a working capital deficit of $11,737,000 at December 31, 2003.

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

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2003 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2003.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $204,000 at December 31, 2003 and $213,000 at June 30, 2003.

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

Owned Catalog Masters – The Company capitalizes the costs to purchase owned master recordings at the time of acquisition. These costs are amortized over the estimated useful life of these master recordings, which is generally seven years, and represents management’s best estimate of the average period of value.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place. Advertising expenses were $75,000 and $65,000 for the six month periods ended December 31, 2003 and 2002 respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net Loss (in thousands)
As reported	$(227)	$(390)	$(356)	$(898)
Pro forma	$(334)	$(405)	$(463)	$(913)

Basic and Diluted EPS
As reported	$(.02)	$(.03)	$(.03)	$(.07)
Pro forma	$(.04)	$(.03)	$(.03)	$(.07)

Stock Option Exchange – On March 18, 2003, a committee of the Company’s board of directors comprised solely of independent directors, approved a “Stock Option Exchange Program.” The Program provides for a small number of optionees who were previously awarded options to purchase shares of common stock under the Company’s 1997 Stock Option Plan to exchange them voluntarily for options to purchase an equal number of shares outside the Company’s Stock Option Plan. Options to purchase an aggregate of 2,137,939 shares of common stock, with a weighted average price per share of $5.95, were submitted for cancellation. Replacement options were proposed to be issued six months and one day after the date of cancellation of the existing options and would be at an exercise price per share equal to the fair market value of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant and expire ten years after the date of grant. On November 18, 2003, the replacements options were issued at a price per share of $.08. There will be no compensation expense recognized as a result of this exchange.

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the six month periods ended December 31, 2003 and 2002, weighted average options to purchase 953,630 and 2,332,395 shares of common stock, with weighted average exercise prices of $0.95 and $5.74 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive. For the three month periods ended December 31, 2003 and 2002, weighted average options to purchase 1,464,360 and 2,390,950 shares of common stock, with weighted average exercise prices of $0.64 and $5.60 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at December 31, 2003), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,947,000 and $7,282,000 as of December 31, 2003 and June 30, 2003 respectively under the K-5 Facility. At December 31, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at December 31, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of December 31, 2003 and June 30, 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At December 31, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 5.75% at December 31, 2003) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $234,000 and $233,000 as of December 31, 2003 and June 30, 2003 respectively.

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

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop their lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit will be confirmed by the Court at a trial hearing. A date has not been set by the Court.

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify K-tel for injuries and damages arising out of the resale of those goods. K-tel is seeking approximately $2 million in consequential damages. Tristar is vigorously defending this claim. Discovery has been completed. Tristar filed a Motion for Summary Judgment, to which the Company filed a Memorandum in Opposition. This motion was heard in U.S. District Court in Minneapolis on August 25, 2003. The Court issued its order denying the motion on January 29, 2004. The parties are now waiting for a trial date to be set by the Court.

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

5.             BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company markets and distributes entertainment products internationally and through its operating subsidiaries. K-tel’s businesses are organized, managed and internally reported as two segments: retail music sales and music licensing. These segments are based on differences in products, customer type and sales and distribution methods. The Company’s consumer product and e-commerce operations have been discontinued, are presented in the accompanying financial statements as discontinued operations and are therefore not included in the segment information.

The retail music segment consists primarily of the sales of pre-recorded music both from the Company’s master music catalog and under licenses obtained from other record companies. The Company sells compact discs and

DVD’s directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION

(in thousands)		Music	Licensing	Other	Corporate Elimination	Total Company

Six Months Ended December 31,

Net Sales	2003	$2,497	$880	$—	$—	$3,377
	2002	2,184	1,188	—	—	3,372

Operating Income (Loss)	2003	$(146)	$99	$—	—	$(47)
	2002	(400)	300	—	—	(100)

Assets	2003	$3,080	$783	$197	$—	$4,060
	2002	2,944	1,229	510	—	4,683

Three Months Ended December 31,

Net Sales	2003	$1,398	$361	$—	$—	$1,759
	2002	1,241	633	—	—	1,874

Operating Income (Loss)	2003	$(39)	$(48)	$—	$—	$(87)
	2002	(233)	231	—	—	(2)

GEOGRAPHIC INFORMATION

(in thousands)		United States	Europe	Total

Six Months Ended December 31,

Net Sales	2003	$2,022	$1,355	$3,377
	2002	2,080	1,292	3,372

Assets	2003	$2,660	$1,400	$4,060
	2002	3,177	1,506	4,683

Three Months Ended December 31,

Net Sales	2003	$1,058	$701	$1,759
	2002	1,100	774	1,874

6.             NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

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

Through another subsidiary, K-tel Entertainment, Inc., K-tel has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s specific needs. These new products are primarily derived from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. As well, the Company seeks to license its name and marks to other businesses for a royalty or fee.

THREE MONTHS ENDED DECEMBER 31, 2003 VERSUS DECEMBER 31, 2002

Net sales for the three month period ended December 31, 2003 were $1,759,000 a decrease of 6.1% from net sales of $1,874,000 for the three month period ended December 31, 2002. This decrease was attributed to decreased licensing revenue partially offset by an increase in music sales. The net loss for the three month period ended December 31, 2003 was $227,000, or $.02 per share, compared to a net loss of $390,000, or $.03 per share, for the three month period ended December 31, 2002.

General corporate expenses of $237,000 and $338,000 for the three month periods ended December 31, 2003 and 2002 respectively have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,398,000 for the three month period ended December 31, 2003 compared to $1,241,000 for the three month period ended December 31, 2002, an increase of $157,000, or 12.7%. The overall increase was primarily due to an increase in music DVD sales.

Cost of goods sold in the music segment decreased to 55.7% of sales for the three month period ended December 31, 2003 compared to 64.7% of sales for the three month period ended December 31, 2002 reflecting cost containment on new product offerings. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased to $37,000 for the three month period ended December 31, 2003 compared to $39,000 for the three month period ended December 31, 2002.

Selling, general and administrative expenses were $627,000, or 44.8% of sales for the three month period ended December 31, 2003 compared to $700,000, or 56.4% of sales for the three month period ended December 31, 2002. The primary reason for the decrease was the discontinuation of unprofitable product lines in England along with the continued staff and cost reductions in the U.S. and English operations. As a result, the music segment incurred an operating loss of $39,000 for the three month period ended December 31, 2003 compared to an operating loss of $233,000 for the three month period ended December 31, 2002.

Licensing

Licensing revenue was $361,000 for the three month period ended December 31, 2003 compared to $633,000 for the three month period ended December 31, 2002, a decrease of 43.0% reflecting reduced licensing activity. As a result, the licensing segment incurred an operating loss of $48,000 for the three month period ended December 31, 2003 compared to operating income of $231,000 for the three month period ended December 31, 2002, a decrease of 120.8%.

SIX MONTHS ENDED DECEMBER 31, 2003 VERSUS DECEMBER 31, 2002

Net sales for the six month period ended December 31, 2003 were $3,377,000 a marginal increase from net sales of $3,372,000 for the six month period ended December 31, 2002. This increase was attributed to increased music sales offset by a decrease in licensing revenue. The net loss for the six month period ended December 31, 2003 was $356,000, or $.03 per share, compared to a net loss of $898,000, or $.07 per share, for the six month period ended December 31, 2002.

General corporate expenses of $449,000 and $452,000 for the six month periods ended December 31, 2003 and 2002 respectively have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $2,497,000 for the six month period ended December 31, 2003 compared to $2,184,000 for the six month period ended December 31, 2002, an increase of $313,000, or 14.3%. Domestic sales of CD and DVD music products accounted for this increase. K-tel anticipates continuing increased sales of music-related DVD products by exploiting its owned and licensed master recordings.

Cost of goods sold in the music segment decreased to 54.8% of sales for the six month period ended December 31, 2003 compared to 57.8% of sales for the six month period ended December 31, 2002 reflecting cost containment efforts in the English operations. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased to $60,000 for the six month period ended December 31, 2003 compared to $85,000 for the six month period ended December 31, 2002.

Selling, general and administrative expenses were $1,199,000, or 48.0% of sales for the six month period ended December 31, 2003 compared to $1,302,000, or 59.9% of sales for the six month period ended December 31, 2002. The primary reason for the decrease was the discontinuation of unprofitable product lines in England along with continued staff and cost reductions in the U.S. and England.

As a result, the music segment incurred an operating loss of $146,000 for the six month period ended December 31, 2003 compared to an operating loss of $400,000 for the six month period ended December 31, 2002.

Licensing

Licensing revenue was $880,000 for the six month period ended December 31, 2003 compared to $1,188,000 for the six month period ended December 31, 2002, a decrease of 25.9% reflecting reduced domestic licensing activity that was partially offset by increased licensing in England. The Company is concentrating its efforts on building licensing arrangements in several other segments of the entertainment industry.

Royalty costs within the segment decreased to $160,000 for the six month period ended December 31, 2003 compared to $237,000 for the six month period ended December 31, 2002 primarily because of the decrease in licensing revenue.

Selling, general and administrative expenses decreased to $432,000 for the six month period ended December 31, 2003 compared to $541,000 for the six month period ended December 31, 2002, a decrease of 20.1% reflecting audit costs incurred in the previous period and reduced amortization expense of owned master recordings as the masters became fully amortized.

Operating income in the licensing segment was $99,000 for the six month period ended December 31, 2003 compared to $300,000 for the six month period ended December 31, 2002, a decrease of 67.0%.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN 46), Consolidation of Variable Interest Entities. FIN 46 is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement is not anticipated to have a material effect on the Company’s consolidated financial position or results of operations.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at December 31, 2003), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $6,947,000 and $7,282,000 as of December 31, 2003 and June 30, 2003 respectively under the K-5 Facility. At December 31, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at December 31, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of December 31, 2003 and June 30, 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At December 31, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 5.75% at December 31, 2003) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $234,000 and $233,000 as of December 31, 2003 and June 30, 2003 respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six month period ended December 31, 2003. For additional information, refer to page 15 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003.

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

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop their lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit will be confirmed by the Court at a trial hearing. A date has not been set by the Court.

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action is venued in the United States District Court for the District of Minnesota. This action arises out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify K-tel for injuries and damages arising out of the resale of those goods. K-tel is seeking approximately $2 million in consequential damages. Tristar is vigorously defending this claim. Discovery has been completed. Tristar filed a Motion for Summary Judgment, to which the Company filed a Memorandum in Opposition. This motion was heard in U.S. District Court in Minneapolis on August 25, 2003. The Court issued its order denying the motion on January 29, 2004. The parties are now waiting for a trial date to be set by the Court.

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

There were no reports filed under Form 8-K by the Company during the three month period ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: February 13, 2004	/S/ PHILIP KIVES
PHILIP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: February 13, 2004	/S/ DENNIS WARD
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