Form 10-Q
period 2004-03-31
K TEL INTERNATIONAL INC
filed 2004-05-17
CIK 54193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Yes ☐     No ☒

As of May 17, 2004, there were 13,653,738 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS

ENDED MARCH 31, 2004

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands)

	March 31, 2004	June 30, 2003

ASSETS

Current Assets:
Cash and equivalents	$113	$1,219
Accounts receivable, net of allowance for doubtful accounts of $15 and $25	1,558	1,559
Inventories	626	520
Royalty advances	177	235
Prepaid expenses and other	366	304
Total Current Assets	2,840	3,837

Property and equipment, net of accumulated depreciation and amortization of $1,496 and $1,506	100	101

Owned catalog masters, net of accumulated amortization of $2,898 and $2,755	690	819

	$3,630	$4,757

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable to affiliate and other	$11,250	$11,515
Accounts payable	980	1,162
Accrued royalties	2,272	2,333
Reserve for returns	133	213
Net liabilities of discontinued operations	63	116
Total Current Liabilities	14,698	15,339

Shareholders’ Deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(32,311)	(31,759)
Accumulated other comprehensive loss	(185)	(251)
Total Shareholders’ Deficit	(11,068)	(10,582)

	$3,630	$4,757

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net Sales	$1,647	$1,923	$5,024	$5,295

Costs and Expenses:
Cost of goods sold	798	990	2,327	2,486
Advertising	13	81	88	146
Selling, general and administrative	1,027	1,026	2,847	2,936
Total Costs and Expenses	1,838	2,097	5,262	5,568
Operating Loss	(191)	(174)	(238)	(273)

Other Expense:
Interest expense	(129)	(130)	(366)	(399)
Other	(8)	(75)	(19)	(190)
Total Other Expense	(137)	(205)	(385)	(589)

Loss from Continuing Operations	(328)	(379)	(623)	(862)

Loss from Discontinued Operations	(6)	(60)	(67)	(474)
Loss before Extraordinary Item	(334)	(439)	(690)	(1,336)

Extraordinary Item - Gain on Liquidation	138	—	138	—

Net Loss	$(196)	$(439)	$(552)	$(1,336)

Loss per Share – Basic and Diluted:
Continuing Operations	$(.02)	$(.03)	$(.05)	$(.06)
Discontinued Operations	—	—	—	(.04)
Extraordinary Item	.01	—	.01	—
Net Loss	$(.01)	$(.03)	$(.04)	$(.10)

Shares used in the calculation of loss per share - Basic and Diluted	13,654	13,654	13,654	13,654

Comprehensive Loss:
Net loss	$(196)	$(439)	$(552)	$(1,336)
Translation adjustment	31	(17)	72	(63)
Other Loss	(2)	—	(6)	—
Comprehensive Loss	$(167)	$(456)	$(486)	$(1,399)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended March 31,
	2004	2003
Cash flows from Operating Activities:
Net loss	$(552)	$(1,336)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	191	246
Discontinued Operations	(6)	4
Changes in operating assets and liabilities:
Accounts receivable, net	355	(400)
Inventories	(85)	63
Royalty advances	83	46
Prepaid expenses	(47)	(66)
Accounts payable	(534)	250
Accrued royalties	(57)	14
Reserve for returns	(76)	177
Cash used in operating activities	(728)	(1,002)

Cash flows provided by (used in) Investing Activities:
Purchases of property and equipment	(54)	(14)
Proceeds from sale of property and equipment	8	15
Cash provided by (used in) investing activities	(46)	1

Cash flows from Financing Activities:
Borrowings on notes payable	2,070	2,016
Payments on notes payable	(2,359)	(917)
Cash provided by (used in) financing activities	(289)	1,099

Effect of exchange rates on cash	(43)	(90)

Net increase (decrease) in cash and equivalents	(1,106)	8

Cash and equivalents at beginning of period	1,219	75

Cash and equivalents at end of period	$113	$83

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company” or “K-tel”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s needs. These products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. K-tel seeks to license its trademarks to other companies in businesses unrelated to K-tel’s current operations. Licenses are granted for a royalty or fee, with no cost to the Company. The Company has licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs beneficially owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel.  K-tel is merely a licensor of its mark to K-tel Drug Mart. To date, K-tel Drug Mart’s operations have not generated any significant licensing revenues for the Company.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001 respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at March 31, 2004 and 2003 and ongoing current expenses relate to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Going Concern

During the nine months ended March 31, 2004 and 2003, the Company incurred net losses from continuing operations of $623,000 and $862,000 respectively. Operating activities used $728,000 and $1,002,000 of cash during the nine months ended March 31, 2004 and 2003 respectively. Additionally, the Company had a working capital deficit of $11,858,000 at March 31, 2004.

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

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2003 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2003.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $133,000 at March 31, 2004 and $213,000 at June 30, 2003.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place. Advertising expenses were $88,000 and $146,000 for the nine month periods ended March 31, 2004 and 2003 respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net Loss (in thousands)
As reported	$(196)	$(439)	$(552)	$(1,336)
Pro forma	$(196)	$(472)	$(659)	$(1,435)

Basic and Diluted EPS
As reported	$(.01)	$(.03)	$(.04)	$(.10)
Pro forma	$(.01)	$(.03)	$(.05)	$(.11)

Stock Option Exchange – On March 18, 2003, a committee of the Company’s board of directors comprised solely of independent directors, approved a “Stock Option Exchange Program.” The Program provided for a small number of optionees who were previously awarded options to purchase shares of common stock under the Company’s 1997 Stock Option Plan to exchange them voluntarily for options to purchase an equal number of shares outside the Company’s Stock Option Plan. Options to purchase an aggregate of 2,137,939 shares of common stock, with a weighted average price per share of $5.95, were submitted for cancellation. Replacement options were proposed to be issued six months and one day after the date of cancellation of the existing options and were to be at an exercise price per share equal to the fair market value of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant and expire ten years after the date of grant. On November 18, 2003, the replacement options were issued at a price per share of $.08. There will be no compensation expense recognized as a result of this exchange.

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - The Company’s basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. Diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to the stock options, when dilutive.

For the nine month period ended March 31, 2004 and 2003, weighted average options to purchase 132,900 and 2,312,876 shares of common stock, with weighted average exercise prices of $6.37 and $5.79 were excluded from the computation of common share equivalents for the respective periods as their exercise prices were higher than the average fair market value of the common shares during the reporting period. For the three month periods ended March 31, 2004 and 2003, weighted average options to purchase 132,900 and 2,583,839 shares of common stock, with weighted average exercise prices of $6.37 and $5.19 were excluded from the computation of common share equivalents for the respective periods as their exercise prices were higher than the average fair market value of the common shares during the reporting period. Had net income been achieved, approximately 1,282,095 and 367,211 of common stock equivalents would have been included in the computation of diluted net income per share for the three and nine months ended March 31, 2004.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at March 31, 2004), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,156,000 and $7,282,000 as of March 31, 2004 and June 30, 2003 respectively under the K-5 Facility. At March 31, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at March 31, 2004) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2004 and June 30, 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At March 31, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $125,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 6.0% at March 31, 2004) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $94,000 and $233,000 as of March 31, 2004 and June 30, 2003 respectively.

4.             COMMITMENTS AND CONTINGENCIES

RTL Shopping  S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. The action seeks damages in the approximate amount of 20 million French Francs, or approximately $2.8 million. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd. alleging that RTL9 ran a commercial for K-tel Marketing which presented a product under brand names alleged to infringe on the competitor’s own trademarks and also translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in March 2000 against K-tel International, Inc. under its agreement to guarantee payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001, the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing.

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop their lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit will be confirmed by the Court at a trial hearing involving only the two remaining parties to the lawsuit. A trial date has not been set by the Court.

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

Subsidiary’s Liquidation

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding. As the only secured creditor, the Company received a preliminary distribution of approximately $138,000 on March 1, 2004.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION

(in thousands)		Music	Licensing	Other	Corporate Elimination	Total Company
Nine Months Ended March 31,

Net Sales	2004	$3,694	$1,330	$—	$—	$5,024
	2003	3,569	1,726	—	—	5,295

Operating Income (Loss)	2004	$(369)	$131	$—	—	$(238)
	2003	(588)	315	—	—	(273)
Assets	2004	$2,749	$726	$155	$—	$3,630
	2003	3,045	1,014	358	—	4,417

Three Months Ended March 31,

Net Sales	2004	$1,197	$450	$—	$—	$1,647
	2003	1,385	538	—	—	1,923

Operating Income (Loss)	2004	$(223)	$32	$—	$—	$(191)
	2003	(183)	9	—	—	(174)

GEOGRAPHIC INFORMATION

(in thousands)		United States	Europe	Total
Nine Months Ended March 31,
Net Sales	2004	$2,887	$2,137	$5,024
	2003	3,320	1,975	5,295

Assets	2004	$2,239	$1,391	$3,630
	2003	3,015	1,402	4,417

Three Months Ended March 31,

Net Sales	2004	$865	$782	$1,647
	2003	1,240	683	1,923

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels.

Through a subsidiary, K-tel Entertainment, Inc., K-tel has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s specific needs. These products are primarily derived from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. As well, the Company seeks to license its name and marks to other businesses for a royalty or fee.

THREE MONTHS ENDED MARCH 31, 2004 VERSUS MARCH 31, 2003

Net sales for the three month period ended March 31, 2004 were $1,647,000 a decrease of 14.4% from net sales of $1,923,000 for the three month period ended March 31, 2003. This decrease reflected lower sales of both music and licensing. The net loss for the three month period ended March 31, 2004 was $196,000, or $.01 per share, compared to a net loss of $439,000, or $.03 per share, for the three month period ended March 31, 2003.

General corporate expenses of $242,000 and $179,000 for the three month periods ended March 31, 2004 and 2003 respectively have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,197,000 for the three month period ended March 31, 2004 compared to $1,385,000 for the three month period ended March 31, 2003, a decrease of $188,000, or 13.6%. The overall decrease resulted mainly from reduced sales to our UK-based exporters whose sales have been affected by the increased strength of the British pound.

Cost of goods sold in the music segment decreased to 61.6% of sales for the three month period ended March 31, 2004 compared to 64.6% of sales for the three month period ended March 31, 2003 reflecting increased margins on UK sales. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased to $13,000 for the three month period ended March 31, 2004 compared to $81,000 for the three month period ended March 31, 2003.

Selling, general and administrative expenses were $669,000, or 55.9% of sales for the three month period ended March 31, 2004 compared to $590,000, or 42.6% of sales for the three month period ended March 31, 2003. The increase was mainly a result of income tax and information services reviews completed during the quarter.

As a result, the music segment incurred an operating loss of $223,000 for the three month period ended March 31, 2004 compared to an operating loss of $183,000 for the three month period ended March 31, 2003.

Licensing

Licensing revenue was $450,000 for the three month period ended March 31, 2004 compared to $538,000 for the three month period ended March 31, 2003, a decrease of 16.4% reflecting reduced licensing activity. Operating income in the licensing segment was $32,000 for the three month period ended March 31, 2004 compared to operating income of $9,000 for the three month period ended March 31, 2003, an increase of 255.6%, reflecting costs incurred in the previous year related to audits of the licensees of the Company’s music catalog.

NINE MONTHS ENDED MARCH 31, 2004 VERSUS MARCH 31, 2003

Net sales for the nine month period ended March 31, 2004 were $5,024,000 a decrease of 5.1% from net sales of $5,295,000 for the nine month period ended March 31, 2003. This decrease was attributed to a decrease in licensing revenue. The net loss for the nine month period ended March 31, 2004 was $552,000, or $.04 per share, compared to a net loss of 1,336,000, or $.10 per share, for the nine month period ended March 31, 2003.

General corporate expenses of $673,000 and $631,000 for the nine month periods ended March 31, 2004 and 2003 respectively have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $3,694,000 for the nine month period ended March 31, 2004 compared to $3,569,000 for the nine month period ended March 31, 2003, an increase of $125,000, or 3.5%. This increase was primarily attributed to an increase in DVD sales.

Cost of goods sold in the music segment decreased to 57.0% of sales for the nine month period ended March 31, 2004 compared to 60.4% of sales for the nine month period ended March 31, 2003 reflecting cost containment efforts in the English operations. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, decreased to $73,000 for the nine month period ended March 31, 2004 compared to $166,000 for the nine month period ended March 31, 2003.

Selling, general and administrative expenses were $1,868,000 or 50.6% of sales for the nine month period ended March 31, 2004 compared to $1,898,000, or 53.2% of sales for the nine month period ended March 31, 2003. The primary reason for the decrease was the discontinuation of unprofitable product lines in England along with continued staff and cost reductions in the U.S. and England.

As a result, the music segment incurred an operating loss of $369,000 for the nine month period ended March 31, 2004 compared to an operating loss of $588,000 for the nine month period ended March 31, 2003.

Licensing

Licensing revenue was $1,330,000 for the nine month period ended March 31, 2004 compared to $1,726,000 for the nine month period ended March 31, 2003, a decrease of 22.9% reflecting reduced domestic licensing activity that was partially offset by increased licensing in England. The Company is concentrating its efforts on developing licensing arrangements in several other segments of the entertainment industry.

Royalty costs within the segment increased to $539,000 for the nine month period ended March 31, 2004 compared to $467,000 for the nine month period ended March 31, 2003. Decreased royalty costs resulting from the decrease in licensing revenue were more than offset by increased costs related to a significant increase in the use of the Company’s catalog by the English operation.

Selling, general and administrative expenses decreased to $978,000 for the nine month period ended March 31, 2004 compared to $1,079,000 for the nine month period ended March 31, 2003, a decrease of 9.4% reflecting audit costs incurred in the previous period and reduced amortization of owned master recordings as the masters become fully amortized.

Operating income in the licensing segment was $131,000 for the nine month period ended March 31, 2004 compared to $315,000 for the nine month period ended March 31, 2003, a decrease of 58.4%.

LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at March 31, 2004), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,156,000 and $7,282,000 as of March 31, 2004 and June 30, 2003 respectively under the K-5 Facility. At March 31, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at March 31, 2004) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2004 and June 30, 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At March 31, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $125,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 6.0% at March 31, 2004) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $94,000 and $233,000 as of March 31, 2004 and June 30, 2003 respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine month period ended March 31, 2004. For additional information, refer to page 15 of the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

During the Company’s most recent fiscal quarter, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

RTL Shopping  S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. The action seeks damages in the approximate amount of 20 million French Francs, or approximately $2.8 million. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd. alleging that RTL9 ran a commercial for K-tel Marketing which presented a product under brand names alleged to infringe on the competitor’s own trademarks and also translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in March 2000 against K-tel International, Inc. under its agreement to guarantee payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001, the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing.

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop their lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit will be confirmed by the Court at a trial hearing involving only the two remaining parties to the lawsuit. A trial date has not been set by the Court.

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

Subsidiary’s Liquidation

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding. As the only secured creditor, the Company received a preliminary distribution of approximately $138,000 on March 1, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBITS

See “Index to Exhibits.”

(b)           REPORTS ON FORM 8-K

There were no reports filed under Form 8-K by the Company during the three month period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: May 17, 2004	/S/ PHILIP KIVES
PHILIP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: May 17, 2004	/S/ DENNIS WARD
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