Form 10-K
period 2004-06-30
K TEL INTERNATIONAL INC
filed 2004-09-30
CIK 54193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Yes ☒             No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether or not the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐             No ☒

As of December 31, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sale price as reported by the Over-the-Counter Bulletin Board on such date was $526,871.

As of September 3, 2004, the registrant had 13,653,738 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PORTIONS TO BE FILED BY AMENDMENT PURSUANT TO RULE 12B-25

Item 6.             Selected Financial Data

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7a.       Quantitative and Qualitative Disclosures about Market Risk

Item 8.             Financial Statements and Supplementary Data

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

PART I

ITEM 1:  BUSINESS

K-tel International, Inc. (the “Company”, “K-tel” or the “registrant”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s needs. These products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. K-tel seeks to license its trademarks to other companies in businesses unrelated to K-tel’s current operations. Licenses are granted for a royalty or fee, with no cost to the Company. The Company has licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs beneficially owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. K-tel is merely a licensor of its mark to K-tel Drug Mart. To date, K-tel Drug Mart’s operations have not generated any significant licensing revenues for the Company.

Description of Current Businesses

Music Licensing and Sales

Currently K-tel’s primary activity is marketing and distributing pre-recorded compact discs utilizing the Company’s master recordings in its music catalog, and DVD’s from its developing catalog of musical performances. Customers include retailers, wholesalers and rack service distributors. These products are also sold through subsidiaries and licensees in the United States, United Kingdom and elsewhere in Europe. The principal entertainment products that K-tel markets and sells consist primarily of pre-recorded thematic music packages in a compilation format featuring various artists. These thematic music selections, which cover nearly all music genres, are targeted to a variety of age groups. K-tel provides marketing support for its music sales through cooperative advertising with retailers, print media, radio and television advertising, and in-store promotions and displays.

The Company also licenses music to other record companies and to other segments of the entertainment industry. K-tel owns a proprietary master music catalog of approximately 6,000 titles consisting of original recordings and re-recordings of music from the 1950’s through today. The Company licenses the rights to its master recordings to third parties worldwide for use in albums, which typically last three to five years, and is based on the number of units sold. The Company also licenses its master recordings for films, television programs and commercials for either a flat fee or on a perpetual basis. K-tel continuously pursues opportunities to add to its music master catalog to ensure growth and product diversity. Licensing of its proprietary music rights to third parties has historically been an important revenue source for K-tel.

Two customers, Handleman Company and Anderson Merchandising, Inc. accounted for approximately 19.1% and 10.1% respectively of K-tel’s revenue for the year ended June 30, 2004. The loss of, or a substantial reduction in, business from either of these customers would have a material adverse effect on the Company.

K-tel currently delivers music products (CDs and DVDs) through traditional wholesale and retail distribution channels. Prior to April 2001, the Company was distributing its music products in the United States to most major music retailers (Transworld Entertainment, Musicland, Best Buy, Circuit City, Tower Records) and to major distributors (Handleman, Anderson Merchandising, Valley Media). The Company now has a customer base that includes only a few selected retailers and distributors, and offers products that are of more interest to these individual customers. This focused approach is intended to improve product sell-through, minimize returns of unsold inventory and allow the Company to realize more competitive profit margins. This existing method of distributing music could be materially altered by technologies that enable users and customers of pre-recorded music to electronically download pre-recorded music at home to various personal computer media formats. The technology is developing and a number of competing companies are seeking to have the industry and the public embrace their technologies. Participants in this technology competition include Microsoft Corporation, Liquid Audio, Inc., Apple Computer, Inc., MP3.com, Inc. and others. Digital music distribution provides both significant risks and opportunities for K-tel. The risks include K-tel’s uncertain ability to compete with other music companies from a marketing and a technological standpoint. The Company believes there are opportunities to enhance its current distribution methods as well as increase opportunities to license its owned library of master recordings. K-tel’s music sales and licensing subsidiaries are pursuing these alternative distribution channels.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc., the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel (see

Note 3 to the consolidated financial statements), increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music distribution and music licensing. However, there can be no assurance that the Company will achieve profitable operations through these efforts or be able to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The report of the Company’s independent registered public accounting firm as of June 30, 2004 and 2003 and for the three years in the period ended June 30, 2004 included an explanatory paragraph expressing doubt about the Company’s ability to continue as a going concern.

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

Competition

The music business is highly competitive and dominated by major companies. K-tel faces competition for discretionary consumer purchases of its products from other record companies and other entertainment sources, such as film and video companies. Several major record companies in the United States, including Bertelsmann AG, Sony Corp., Time Warner, Inc. and Universal Music Group, dominate the market for pre-recorded music. K-tel does not have the financial resources, nor does it have the depth or breadth of catalog, distribution capabilities or current repertoire of these companies. Its ability to compete in this market depends upon:

•                  the skill and creativity of its employees to expand and utilize its music catalog to create compilation packages;

•                  its ability to distribute its products effectively and efficiently; and

•                  its ability to build upon and maintain its reputation for producing, licensing, marketing and distributing high quality music.

K-tel’s music business also involves licensing third party rights and utilizing its own catalog to create music compilations for retail distribution. The major pre-recorded music companies, either directly or through subsidiaries, now manufacture or distribute pre-recorded music compilations in direct competition with K-tel’s music compilation products. With this new competition, it is far more difficult for K-tel to access pre-recorded music from these major companies at acceptable rates. Therefore, the Company relies heavily on its own Dominion catalog and has accelerated the rate at which it produces new master recordings.

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

Intellectual Property

The Company believes that the K-tel® name and mark are well recognized and are therefore valuable assets of the Company. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally. Effective trademark, service mark and copyright protection may not be available in every country in which its products and services are made available on-line. The Company has registered the trademarks K-tel®, K-tel Drug Mart®, K-tel Meds® variations of the marks and other marks relating to its products in the U.S. and internationally in various product and service categories. K-tel also claims rights in trademarks licensed by the Company in two pending U.S. trademark applications covering the marks “CANADA BEST BUY MEDS, INC.” and “CANADA BEST BUY DRUGS, INC.”. Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and relies on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. K-tel believes strongly in protecting its intellectual property and will seek protection for new products and marks whenever the Company believes it is advisable. K-tel cannot assure you that any trademarks held by it will be valid, enforceable or otherwise of value to the Company in relation to its competitors or the market in general, or that any trademark for which it has applied or may apply will be granted.

In addition to trademark protection, the Company generally obtains copyrights in music works, compilations and sound recordings.

Employees

On June 30, 2004, K-tel employed 17 full time people worldwide.

Financial and Geographic Information

For financial information about the Company’s business segment and geographic area operations for each of the three fiscal years ended June 30, 2004 see Note 9 to the consolidated financial statements.

ITEM 2:  PROPERTIES

K-tel’s corporate offices and U.S. operations are located in leased facilities in Plymouth, a suburb of Minneapolis, Minnesota, consisting of approximately 4,000 square feet of office space and approximately 6,000 square feet of warehouse. K-tel’s foreign subsidiaries lease a total of approximately 9,500 square feet of office and warehouse facilities. See Note 6 to the consolidated financial statements for a summary of the lease agreements. The Company believes that these facilities are adequate for the foreseeable future.

ITEM 3:  LEGAL PROCEEDINGS

RTL Shopping  S. A.

The Company has been named in a lawsuit filed in France brought by RTL9, a French cable TV station. The action seeks damages in the approximate amount of 20 million French Francs, or approximately $2.8 million. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd. alleging that RTL9 ran a commercial for K-tel Marketing which presented a product under brand names alleged to infringe on the competitor’s own trademarks and also translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000 in the Paris Court of First Instance, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in March 2000 against K-tel International, Inc. under its agreement to guarantee payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001, the Company filed documents disputing the claim and advising the court of K-tel (USA)’s Chapter 7 bankruptcy filing.

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop their lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit will be confirmed by the Court at a trial hearing involving only the two remaining parties to the lawsuit. A trial date has been set by the Court for September 15, 2004.

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

Other Litigation and Disputes

K-tel and its subsidiaries are also involved in other legal proceedings in the ordinary course of their business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal proceedings cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

Subsidiary’s Liquidation

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding. As the only secured creditor, the Company received distributions of approximately $138,000 on March 1, 2004 and $76,000 on May 14, 2004.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of K-tel’s security holders during the fourth quarter of fiscal 2004.

Executive officers of the registrant

The following table sets forth certain information with respect to the executive officers of K-tel at September 3, 2004.

Name of Officer	Age	Positions and Offices Held

Philip Kives	75	Chairman of the Board, Chief Executive Officer, President and Director

Kimmy Lockwood	48	Controller, Principal Financial Officer and Principal Accounting Officer

Philip Kives has held various offices and/or managerial positions with K-tel for more than thirty-five years. Mr. Kives is currently the Company’s Chairman, Chief Executive Officer and President.

Kimmy Lockwood has been the Controller of the Company since 1997. She was appointed Principal Financial Officer and Principal Accounting Officer in September 2004.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On June 30, 2004, there were 1,411 record holders of K-tel’s common stock and 13,653,738 shares outstanding. The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “KTEL”.

The following table shows the range of high and low closing prices per share of K-tel’s common stock for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
1st Quarter	$.13	$.06	$.10	$.05
2nd Quarter	$.11	$.06	$.10	$.04
3rd Quarter	$.29	$.09	$.06	$.04
4th Quarter	$.24	$.09	$.18	$.04

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

Equity Compensation Plan Information

The following table provides information as of June 30, 2004 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	136,900	(1)	$5.95	2,896,878	(2)

Equity compensation plans not approved by security holders	2,437,939	(3)	$0.08	—

Total	2,574,839		$0.39	2,896,878

(1)                                  Consists of 135,900 shares issuable pursuant to options granted under the Company’s 1997 Stock Option Plan and 1,000 shares of common stock issuable pursuant to options granted under the Company’s 1987 Stock Incentive Plan.

(2)                                  Represents shares of common stock remaining available for future issuance under the Company’s 1997 Stock Option Plan, as amended.

(3)                                  Includes non-qualified stock options to purchase 95,000 shares of our common stock issued outside of the Company’s 1997 Stock Option Plan to each of Jay William Smalley, Richard R. Marklund and Wesley C. Hayne

in connection with such non-employee directors’ appointment to the Company’s Compensation/ Stock Option Committee and a non-qualified stock option to purchase 15,000 shares of our common stock issued outside the Company’s 1997 Stock Option Plan to Jay William Smalley in consideration of his past and continued service on the Company’s board of directors. See “Director Compensation”. Includes an aggregate of 2,137,939 shares of common stock issuable pursuant to a stock option exchange program approved on March 18, 2003 by a committee of the Company’s board of directors comprised solely of independent directors. Under the program, four optionees agreed to the cancellation of previously awarded options under the Company’s 1997 Stock Option Plan and the Company agreed to issue options to purchase an equal number of shares outside the Company’s stock option plan not earlier than six months and one day after the date of cancellation of the previously awarded options, such options to be issued at an exercise price per share equal to the then fair  market value of the Company’s common stock and to expire ten years after the new date of grant. On November 18, 2003, the replacements options were issued at a price per share of $.08. There was no compensation expense recognized as a result of this exchange.

ITEM 6:  SELECTED FINANCIAL DATA

To be filed by amendment pursuant to Rule 12b-25.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To be filed by amendment pursuant to Rule 12b-25.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

To be filed by amendment pursuant to Rule 12b-25.

ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended June 30, 2004 and June 30, 2003.

ITEM 9A:   CONTROLS AND PROCEDURES

To be filed by amendment pursuant to Rule 12b-25.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following describes the business, the business experience and background of each current director and executive officer of K-tel.

Wesley C. Hayne, age 57, was elected a director in November 2002. Since 2000, Mr. Hayne has been Chief Executive Officer of Biorefining, Inc., a company that develops, commercializes and licenses patented technologies capable of converting residual plant material into high-end, value-added products. From 1999 to 2000, Mr. Hayne was President of Cybrix Corporation, Inc., a company that provides solutions and leases staffing for computer security and disaster planning. From 1997 to 2000, Mr. Hayne was Chief Executive Officer of International Concept Development, Inc., a company that develops fast food restaurants in Europe.

Philip Kives, age 75, founded K-tel in 1968 and has served as its Chairman of the Board since K-tel’s inception. In addition, Mr. Kives has been the Chief Executive Officer and President for more than five years.

Kimmy Lockwood, age 48, has served as the Company’s Controller since 1997. In September 2004, she was appointed Principal Financial Officer and Principal Accounting Officer.

Richard Marklund, age 59, was elected a director in November 2002. Since 2002, Mr. Marklund has been Chairman and Chief Executive Officer of Phoenix Newcastle Holdings, Inc., a management consulting company. From 2000 until 2002, Mr. Marklund served as Executive Vice President of WAM!NET, Inc., a telecommunication company. From 1998 until 2000, Mr. Marklund served as Chief Executive Officer of Hyperport International, Inc., a real estate development company.

Jay William Smalley, age 70, was elected a director in January 1999. From 1970 until 1998, Mr. Smalley served as Chief Executive Officer of JWS, Inc., a privately owned real estate development and sales company specializing in hotel, motel, industrial and residential properties. Since 1998, Mr. Smalley has been a broker and private contractor for Prudential California Realty.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires K-tel’s officers, directors and persons who own more than 10% of a registered class of K-tel’s equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and 10% shareholders also are required by Securities and Exchange Commission’s rules to furnish K-tel with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the last fiscal year, its officers, directors and 10% shareholders filed all reports on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued by each of K-tel’s executive officers for services rendered to K-tel during the fiscal years ended June 30, 2004, 2003 and 2002. K-tel has no written employment agreements with its executive officers.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
				Securities
				Underlying	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Options	Compensation

Philip Kives	2004	$—	$—	—	$—
Chief Executive Officer	2003	$—	$—	—	$—
	2002	$—	$—	—	$—

On March 18, 2003, a committee of the Company’s board of directors comprised solely of independent directors, approved a “Stock Option Exchange Program.” The Program provided for a small number of optionees who were previously awarded options to purchase shares of common stock under the Company’s 1997 Stock Option Plan to exchange them voluntarily for options to purchase an equal number of shares outside the Company’s Stock Option Plan. Mr. Kives exchanged 1,702,939 options with a weighted average price per share of $5.95 under this Stock Option Exchange Program. Replacement options were proposed to be issued six months and one day after the date of cancellation of the existing options and were to be at an exercise price per share equal to the fair market value of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant and expire ten years after the date of grant. On November 18, 2003, the replacement options were issued at a price per share of $.08. There was no compensation expense recognized as a result of this exchange.

Director Compensation

Directors who are employees of the Company receive no compensation for their services as director. Non-employee directors receive cash compensation of $10,000 per year (paid quarterly) and are entitled to receive non-qualified stock options for the purchase of 5,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on the date of initial election and upon each re-election by the shareholders at an annual or special meeting. In connection with their appointment to the Company’s Compensation/Stock Option Committee during the fiscal year ended June 30, 2003, Jay William Smalley, Richard R. Marklund and Wesley C. Hayne each also received a non-qualified stock option to purchase 95,000 shares of our common stock issued outside the Company’s 1997 Stock Option Plan. During the fiscal year ended June 30, 2003, Mr. Smalley also received a non-qualified stock option to purchase 15,000 shares of common stock outside the Company’s 1997 Stock Option Plan in consideration of his past and continued service on the Company’s board of directors. All stock options issued to non-employee directors during the fiscal year ended June 30, 2003 are exercisable for a period of ten years from the date of grant and bear an exercise price equal to the last sale price of our common stock as quoted by the OTC Bulletin Board for the five trading days immediately ending after the close of the market on November 27, 2002, the date the board of directors resolved to grant such options.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information as of September 3, 2004, regarding the beneficial ownership of the Common Stock by (i) each person known to K-tel to own beneficially five percent or more of the Common Stock, (ii) each director of K-tel, (iii) each executive officer of K-tel and (iv) the directors and executive officers as a group. The percentage of beneficial ownership is based on 13,653,738 shares of Common Stock outstanding as of September 3, 2004. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o K-tel International, Inc., 2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota 55447.

	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Stock

Philip Kives 220 Saulteaux Crescent Winnipeg, Manitoba R3J 3W3 Canada	9,829,253	(2)	59.5%

Kimmy Lockwood	8,000	(3)	—

Jay William Smalley	120,000	(3)		*

Wesley C. Hayne	100,000	(3)		*

Richard Marklund	100,000	(3)		*

All current directors and officers as a group (5 persons)	10,157,253	(4)	59.5%

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

(2)                Consists of 7,800,978 shares held directly by K-5 Leisure Products Inc. (an affiliate of the Company controlled by Mr. Kives), 325,336 shares held by a wholly-owned subsidiary of K-5 and 1,702,939 shares purchasable upon the exercise of options.

(3)                Represents shares purchasable upon the exercise of options.

(4)                Includes 2,277,939 shares purchasable upon the exercise of options.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2004), expires July 20, 2005, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,498,000 and $7,282,000 as of June 30, 2004 and 2003 respectively under the K-5 Facility. At June 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2005, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2004) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2004 and June 30, 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives, and is payable on demand in accordance with normal banking practices. Borrowings bear interest at 2.0% per annum over the base rate (a total of 6.0% at June 30, 2004) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $0 and $233,000 as of June 30, 2004 and June 30, 2003, respectively.

The Company purchased approximately $502,000 in the year ended June 30, 2004, $463,000 in the year ended June 30, 2003 and $366,000 in the year ended June 30, 2002 of music entertainment and consumer convenience products from K-5, which represented 14.6%, 14.6% and 14.7% of cost of goods sold, respectively. There were trade payables to K-5 of $390,000 at June 30, 2004, $371,000 at June 30, 2003 and $291,000 at June 30, 2002, or 32.2%, 31.9% and 23.0% of total trade payables, respectively.

The Company had no sales of consumer convenience products to K-5 during fiscal years 2004, 2003 and 2002. There was a balance receivable from K-5 at June 30, 2004 of $113,000, June 30, 2003 of $73,000 and June 30, 2002 of $129,000. No interest was charged on the related outstanding balances during fiscal years 2004, 2003 and 2002.

During the fiscal years ended June 30, 2004 and 2003, the Company licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. The terms of the license agreement between the Company and K-tel Drug Mart have not been finalized, but will involve payment of a royalty to the Company by K-tel Drug Mart for use of the trademark. The agreement is currently under consideration by the Company, and will be subject to approval by the Company’s independent directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

To be filed by amendment pursuant to Rule 12b-25.

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                                  Financial Statements and Schedules

The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements hereof are filed as part of this report.

(b)                                 Reports on 8-K

There were no reports filed under Form 8-K by the Company for the quarter ended June 30, 2004.

(c)                                  Exhibits

Reference is made to the Exhibit Index.

(d)                                 Excluded Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on September 30, 2004, by the undersigned, thereunto duly authorized.

K-TEL INTERNATIONAL, INC.

By	/s/ Philip Kives
(Philip Kives - Chairman of the Board,
Chief Executive Officer and President)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ Philip Kives	Chairman, Chief Executive Officer,	September 30, 2004
Philip Kives	(Principal Executive Officer) President and Director

/s/Kimmy Lockwood	Controller	September 30, 2004
Kimmy Lockwood	(Principal Accounting Officer and Principal Financial Officer)

/s/ Jay William Smalley	Director	September 30, 2004
Jay William Smalley

/s/ Wesley C. Hayne	Director	September 30, 2004
Wesley C. Hayne

/s/ Richard Marklund	Director	September 30, 2004
Richard Marklund