Form 10-K/A
period 2003-06-30
K TEL INTERNATIONAL INC
filed 2006-01-05
CIK 54193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, par value $0.01

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

As of October 11, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sale price as reported by the Over-the-Counter Bulletin Board on such date was $234,165.

As of October 11, 2005, the registrant had 13,653,738 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PURPOSE OF AMENDMENT

In September 2004, the Company discovered that the former Chief Financial Officer of its UK subsidiary misappropriated funds from the Company’s UK subsidiary and a customer of such subsidiary. The Company terminated the employee, undertook a full-scale investigation of the matter, retained a forensic auditing firm and dismissed the accounting firm in the UK that audited the UK subsidiary’s financial books and records. Based upon the estimates of the Company’s forensic auditor, it was determined that the former employee misappropriated approximately $914,200 from the Company’s UK subsidiary and approximately $343,588 from a customer of such subsidiary beginning approximately in January 2001 and continuing until September 2004. Further, the Company spent approximately $150,862 investigating the misappropriation. Through negotiations with the former employee, the Company’s UK subsidiary and its customer have recovered an aggregate of approximately $1,493,076 and interest of approximately $1,919. Approximately $99,640 remains outstanding. The Company’s UK subsidiary has received a deed of guarantee in connection with this remaining obligation and it expects to collect the remaining amount owed on or before February 15, 2008.

The effect of the misappropriation was to overstate product costs by $9,000, $21,000, $24,000 and $27,000 and selling and general and administrative expenses by $14,000, $10,000, $32,000 and $13,000 for the quarters ending September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, respectively.

For the fiscal year ending June 30, 2002, the misappropriation understated sales by $16,000 in the quarter ending September 30, 2001. Product costs were overstated by $74,000, $10,000, $35,000 and $13,000 and selling and general and administrative expenses by $102,000, $9,000, $16,000 and $11,000 for the quarters ending September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively.

Items 6-9 and 13-15 are amended in this Form 10K/A to reflect the foregoing.

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

	2003	2002	2001	2000	1999
	(RESTATED)	(RESTATED)

Net sales	$7,234	$6,891	$17,514	$29,092	$44,650

Operating income (loss)	$149	$(46)	$(9,480)	$(12,980)	$(8,356)

Loss from discontinued operations	$(581)	$(180)	$(4,315)	$(5,541)	$(2,260)

Extraordinary item:

Gain on bankruptcies	$—	$894	$16,185	$—	$—

Net income (loss)	$(892)	$300	$1,369	$(15,738)	$(11,547)

Net loss per share:

Continuing operations	$(.02)	$(.03)	$(.77)	$(1.02)	$(1.01)

Total assets	$5,301	$4,610	$3,832	$17,941	$32,249

Long-term debt	$—	$—	$4,000	$4,000	$4,000

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

FISCAL 2003 VERSUS FISCAL 2002

Net sales for the year ended June 30, 2003 were $7,234,000, an increase of 5.0% from fiscal 2002 sales of $6,891,000. This sales increase was attributed to increased domestic music sales partially offset by a decrease in licensing revenue. The net loss for fiscal 2003 was $892,000, or $.06 per share, compared to a net income of $300,000, or $.02 per share (after an extraordinary gain of $894,000 related to the K-tel Marketing liquidation), in fiscal 2002.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $4,454,000 for the year ended June 30, 2003 compared to $3,773,000 for the year ended June 30, 2002, an increase of 18.1%. The increase was primarily related to increased sales to Handleman who became a customer late in fiscal 2002 and to an increased number of products available for sale during fiscal 2003.

Cost of goods sold in the music segment increased to 61.4% of sales for the year ended June 30, 2003 compared to 50.4% of sales for the year ended June 30, 2002. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, increased to $200,000 for the year ended June 30, 2003 compared to $172,000 for the year ended June 30, 2002.

Selling, general and administrative expenses for the segment decreased $545,000, or 17.9%, to $2,585,000 for the year ended June 30, 2003 compared to $3,130,000 for the year ended June 30, 2002. The primary reasons for the decrease were related the closing of the Company’s office in Germany in fiscal 2002 and efforts to reduce overhead costs in the Company’s office in England. As a result, the music segment incurred an operating loss of $1,010,000 for the year ended June 30, 2003 compared to an operating loss of $1,439,000 for the year ended June 30, 2002.

Licensing

Licensing revenues were $2,780,000 for fiscal 2003 compared to $3,118,000 for fiscal 2002, a decrease of 10.8%. While European revenue decreased $405,000, domestic revenue from licensing activity increased $67,000. The decrease in Europe reflected a reduced level of licensing in the music industry. While domestic licensing experienced this as well, licensing revenue from the Company’s main licensee increased significantly. In fiscal 2002, the Company undertook a program to audit licensees of the music catalog in order to verify compliance with the terms of license agreements. One of the audits undertaken determined that a significant amount of revenue had not been reported to the Company. During the year ended June 30, 2003 the licensee subject to this audit made the royalty payments required under the license, and the Company’s revenue increased accordingly. Operating income in the licensing segment was $1,159,000 for the year ended June 30, 2003 and $1,393,000 for the year ended June 30, 2002, a decrease of 16.8%.

FISCAL 2002 VERSUS FISCAL 2001

Net sales for the year ended June 30, 2002 were $6,891,000, a decrease of 61% from the year ended June 30, 2001 sales of $17,514,000. The sales decrease was primarily attributed to the cessation of operations of the Company’s domestic music distribution subsidiary, K-tel (USA), which had sales of $11,948,000 during fiscal 2001. For the fiscal year ended June 30, 2002, approximately 43% of the Company’s net sales were derived in Europe. Net income for the year ended June 30, 2002 was $300,000, or $.02 per share (after an extraordinary gain of $894,000 related to the K-tel Marketing liquidation), compared to a net income of $1,369,000, or $.10 per share (after an extraordinary gain of $16,185,000 related to the K-tel (USA) bankruptcy filing) in the year ended June 30, 2001.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $3,773,000 for the year ended June 30, 2002 compared to $14,202,000 for the year ended June 30, 2001, a decline of 73.4%. European sales decreased $658,000 and domestic music sales decreased $9,965,000. The domestic business had been comprised primarily of sales of music compilations produced by K-tel and the sales and distribution of other record labels. Sales declined as K-tel (USA) ceased operations and filed for bankruptcy in March 2001. Sales during the year ended June 30, 2002 were in another domestic subsidiary (K-tel Entertainment, Inc.) that markets products derived from the Company’s proprietary master music catalog.

Cost of goods sold in the music segment decreased to 50.4% of sales for the year ended June 30, 2002 compared to 106.9% of sales for the year ended June 30, 2001. The cost of goods in excess of net sales for the year ended June 30, 2001 reflected the disposal of slow-moving and obsolete inventory at prices less than cost during the period. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, decreased to $172,000 for the year ended June 30, 2002 compared to $513,000 for the year ended June 30, 2001. The decrease in advertising spending was primarily the result of reduced levels of advertising during the year ended June 30, 2002.

Selling, general and administrative expenses for the segment decreased $3,131,000, or 50.0%, to $3,130,000 for the year ended June 30, 2002 compared to $6,261,000 for the year ended June 30, 2001. The primary reasons for the decrease were related to general overall spending reductions and nine months of operations of the domestic music distribution subsidiary in the year ended June 30, 2001. As a result, the music segment incurred an operating loss of $1,439,000 for the year ended June 30, 2002 compared to an operating loss of $7,749,000 for the year ended June 30, 2001.

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

Critical Accounting Policies

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $220,000 at June 30, 2003 and $46,000 at June 30, 2002.

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

In December 2003, the FASB issued Interpretation (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46R applies to variable interest entities created or obtained after January  31, 2003 and it applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement will have an effect on the Company’s consolidated financial position and results of operations as the Company will consolidate a variable interest entity in the quarter ending March 31, 2004.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for the share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. The Company believes the adoption of SFAS 123R will not have a material impact on our results of operations, regardless of the valuation method used.

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2003), expired July 20, 2005, and is subordinated to the Foothill loan (see below). The Company is currently in negotiations to extend the Line of Credit Agreement until July 20, 2006.The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,282,000 and $6,026,000 as of June 30, 2003 and 2002 respectively under the K-5 Facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which had been extended through July 20, 2005, (the Company is currently in negotiations to extend the loan agreement until July 20, 2006) provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2003 and 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 5.75% at June 30, 2003) but are subject to a minimum of 6% per annum. K-tel had outstanding balances of $233,000 and $227,000 as of June 30, 2003 and 2002, respectively.

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

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5, increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability beyond the near term, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. In the event the Company is unable to fund its operations and implement its current business plan properly, it may be unable to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The report of the Company’s independent registered public accounting firm as of June 30, 2003 and 2002 and for the three years in the period ended June 30, 2003 includes an explanatory paragraph expressing doubt about our ability to continue as a going concern.

CAUTIONARY STATEMENT

Certain information of a non-historical nature contained in this Form 10-K include forward-looking statements. Words such as “anticipates”, “believes”, “expects”, “intends”, “future”, and similar expressions identify forward-looking statements. Any such forward-looking statements reflect the Company’s current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, the Company cannot assure you that the actual results or developments that it anticipates will be realized or, even if substantially realized, that they will have the anticipated results.

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

•                                          The Company incurred a loss in the fiscal year ended June 30, 2003 and expects to continue incurring losses in the near future.

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

Approximately 32% of K-tel’s revenues during the year ended June 30, 2003 were derived from operations in Europe. The results of operations and financial position of K-tel’s operations in Europe were principally measured in their respective currencies and translated into U.S. dollars. The effect of foreign currency fluctuations in these European countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. If the U.S. dollar foreign currency rate were to change by 1%, the effect on income would be $4,000. Additionally, approximately 27% of K-tel’s assets at June 30, 2003 were based in its foreign operations and were translated into U.S. dollars at foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders’ equity (deficit). Accordingly, K-tel’s consolidated shareholders’ equity (deficit) will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 15, and identified in the Index to Consolidated Financial Statements and Schedules.

ITEM 9A:                   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective because of the following material weakness in internal control over financial reporting.

The Company did not maintain effective controls over cash disbursements and payroll transactions at its UK subsidiary. In September 2004, the Company discovered that the former Chief Financial Officer of its UK subsidiary misappropriated funds from the subsidiary and one of its customers. Adjustments related to the reversal of overstated expenses and recovery of amounts misappropriated were included in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2002 and 2003.

In response to the material weakness above, the Company terminated the employee, undertook a full-scale investigation of the matter, retained a forensic auditing firm and dismissed the accounting firm in the UK that audited the UK subsidiary’s financial books and records. In addition the Company hired a new Financial Controller and stringent internal control procedures were created and implemented for the Company’s purchasing, accounts payable, check signing, payroll, petty cash and financial reporting policies. Management believes that these procedures, implemented upon the discovery of the misappropriation of funds, will allow the Company to maintain internal control over financial reporting.

During the Company’s most recent fiscal quarter (September 30, 2005), there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Not applicable.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2003), expired July 20, 2005, and is subordinated to the Foothill loan (see below). The Company is currently in negotiations to extend the Line of Credit Agreement until July 20, 2006.  The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,282,000 and $6,026,000 as of June 30, 2003 and 2002 respectively under the K-5 Facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which had been extended through July 20, 2005, (the Company is currently in negotiations to extend the loan agreement until July 20, 2006), provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2003 and 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 5.75% at June 30, 2003) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $233,000 and $227,000 as of June 30, 2003 and 2002, respectively.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The following table shows the aggregate fees billed to the Company by Grant Thornton for services rendered during fiscal years ended June 30, 2003 and June 30, 2002:

Description of Fees	Fiscal 2003 Amount		Fiscal 2002 Amount

Audit Fees	$127,500	(1)	$97,500	(1)
Audit Related fees	—		—
Tax Fees	54,600	(2)	40,150	(2)
Other Fees	500	(3)	16,725	(3)
Total	$182,600		$154,375

(1)  Audit fees consisted of fees for audit work of the Company’s annual financial statements and review of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years 2003 and 2002 and related audit committee meeting attendance.

(2)  Tax fees consisted of fees for federal, state and international tax return preparation and tax planning and tax advice related to various tax matters including state tax notices and other tax research related matters.

(3)  Other fees included fees related to statutory audit work performed in Germany, an audit of an employee benefit plan in 2002, and other financial consulting assistance.

Auditor Independence

The audit committee requires that all audit and permissible non-audit services provided by our independent auditors be pre-approved by the audit committee or a designated member of the audit committee. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services. The audit committee reviews all non-audit services to be provided and assesses the impact of the services on the auditor’s independence.

The audit committee pre-approved 100% of the services described in the “Principal Accountant Fees and Services” table pursuant to engagements that occurred in fiscal 2003.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Financial Statements and Schedules

The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules hereof are filed as part of this report.

(b)                                 Exhibits

Reference is made to the Exhibit Index.

(c)                                  Excluded Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on January 5, 2006, by the undersigned, thereunto duly authorized.

K-TEL INTERNATIONAL, INC.

By	/s/ Philip Kives
(Philip Kives - Chairman of the Board,
Chief Executive Officer and President)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ Philip Kives	Chairman, Chief Executive Officer,	January 5, 2006
Philip Kives	(Principal Executive Officer)
President and Director

/s/ Larry Dunmall	Chief Financial Officer	January 5, 2006
Larry Dunmall	(Principal Financial Officer)

/s/ Jay William Smalley	Director	January 5, 2006
Jay William Smalley

/s/ Wesley C. Hayne	Director	January 5, 2006
Wesley C. Hayne

/s/ Richard Marklund	Director	January 5, 2006
Richard Marklund

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required, not applicable or the information required has been included elsewhere in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 11, the consolidated financials have been restated.

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
December 15, 2005

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30,

(in thousands - except share data)

	2003	2002

ASSETS

Current Assets:
Cash and cash equivalents	$1,219	$75
Accounts receivable, net of allowance for doubtful accounts of $25 and $68	2,134	2,045
Inventories	522	637
Royalty advances	220	268
Prepaid expenses and other	304	378
Total Current Assets	4,399	3,403

Property and equipment, net of accumulated depreciation and amortization of $1,506 and $1,418	83	147

Owned catalog masters, net of accumulated amortization of $2,755 and $2,829	819	1,060

	$5,301	$4,610

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable to affiliate and other	$11,515	$10,253
Accounts payable	1,160	1,261
Accrued royalties	2,394	2,301
Reserve for returns	220	46
Net liabilities of discontinued operations	116	92
Total Current Liabilities	15,405	13,953

Shareholders’ Deficit:
Common Stock – 50,000,000 shares authorized, par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,377)	(30,485)
Accumulated other comprehensive loss	(155)	(286)
Total Shareholders’ Deficit	(10,104)	(9,343)

	$5,301	$4,610

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,

(in thousands - except per share data)

	2003	2002	2001

Net Sales	$7,234	$6,891	$17,514

Costs and Expenses:
Cost of goods sold	3,100	2,353	15,658
Advertising	200	172	618
Selling, general and administrative	3,785	4,412	10,718
Total Costs and Expenses	7,085	6,937	26,994
Operating Income (Loss)	149	(46)	(9,480)

Other Income (Expense):
Interest income	—	—	155
Interest expense	(534)	(472)	(912)
Foreign currency transaction loss	—	—	(360)
Other income (expense)	74	(37)	—
Total Other Income (Expense)	(460)	(509)	(1,117)

Income (Loss) from Continuing Operations
Before Income Taxes	(311)	(555)	(10,597)

Benefit for Income Taxes	—	141	96
Income (Loss) from Continuing Operations	(311)	(414)	(10,501)

Discontinued Operations:
Loss from Discontinued Operations	(581)	(180)	(4,315)
Loss before Extraordinary Item	(892)	(594)	(14,816)

Extraordinary Item:
Gain on Subsidiary Liquidations	—	894	16,185
Net Income (Loss)	$(892)	$300	$1,369

Income (Loss) per Share – Basic and Diluted:
Continuing Operations	$(.02)	$(.03)	$(.77)
Discontinued Operations	(.04)	(.01)	(.32)
Extraordinary Item	—	.06	1.19
Net Income (Loss)	$(.06)	$.02	$.10

Shares used in the calculation of loss per share – Basic and Diluted:	13,654	13,654	13,654

Comprehensive Income (Loss)
Net income (loss)	$(892)	$300	$1,369
Translation adjustment	131	(3)	476
Comprehensive Income (Loss)	$(761)	$297	$1,845

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2003, 2002 AND 2001

(in thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss)	Total

Balance at June 30, 2000	10,321	$103	$20,213	$(32,154)	$(759)	$(12,597)

Net income	—	—	—	1,369	—	1,369
Conversion of debt to equity	3,333	33	467	—	—	500
Translation adjustment	—	—	—	—	476	476

Balance at June 30, 2001	13,654	136	20,680	(30,785)	(283)	(10,252)

Net income	—	—	—	300	—	300
Reduction of notes payable to affiliate	—	—	612	—	—	612
Translation adjustment	—	—	—	—	(3)	(3)

Balance at June 30, 2002	13,654	136	21,292	(30,485)	(286)	(9,343)

Net income	—	—	—	(892)	—	(892)

Translation adjustment	—	—	—	—	131	131

Balance at June 30, 2003	13,654	$136	$21,292	$(31,377)	$(155)	$(10,104)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,

(in thousands)

	2003	2002	2001
Operating Activities:
Net income (loss)	$(892)	$300	$1,369
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	315	380	408
Loss on disposal of property and equipment	3	18	349
Gain on liquidation	—	(894)	(16,185)
Discontinued operations	7	(109)	3,630
Write down of long lived asset	—	—	417
Changes in operating assets and liabilities:
Accounts receivable, net	(147)	(1,078)	3,217
Inventories	135	(199)	2,378
Royalty advances	68	(70)	(82)
Prepaid expenses and other current assets	89	295	(225)
Accounts payable	(10)	(695)	2,421
Accrued royalties	87	213	230
Income taxes	—	(130)	—
Reserve for returns	173	(18)	(370)
Cash used in operating activities	(172)	(1,987)	(2,443)

Investing Activities:
Purchases of property and equipment	(18)	(124)	(62)
Music catalog additions	—	—	(63)
Other	15	27	27
Cash used in investing activities	(3)	(97)	(98)

Financing Activities:
Borrowings on notes payable	2,278	3,676	13,946
Payments on notes payable	(1,033)	(1,629)	(12,508)
Cash provided by financing activities	1,245	2,047	1,438

Effect of exchange rates on cash	74	(61)	478

Net increase (decrease) in cash equivalents	1,144	(98)	(625)

Cash and equivalents at beginning of period	75	173	798

Cash and equivalents at end of period	$1,219	$75	$173

Supplemental Cash Flow Information
Cash Paid For -
Interest	$396	$598	$483
Income Taxes	$—	$—	$4
Non-cash Information
Reduction of notes payable to affiliate through debt forgiveness, recorded as a capital contribution	$—	$612	$—
Music Catalogs reclassified to prepaid assets	$—	$173	$—

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003, 2002 AND 2001

1.             BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company” or “K-tel”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company has a focused method of distribution that targets the strengths of fewer individual retailers and supplies products suited to each retailer’s needs. These new products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. K-tel seeks to license its trademarks to other companies in businesses unrelated to K-tel’s current operations. Licenses are granted for a royalty or fee, with no cost to the Company. The Company has licensed certain marks to K-tel Drug Mart Ltd., a Canadian direct marketer of prescription drugs beneficially owned by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. K-tel Drug Mart, offers prescription drugs from its pharmacy in Canada to persons in the United States. K-tel is merely a licensor of its mark to K-tel Drug Mart. To date, K-tel Drug Mart’s operations have not generated any significant licensing revenues for the Company.

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

Going Concern

For the year ended June 30, 2003, 2002 and 2001, the Company incurred net losses from continuing operations of $311,000, $414,000 and $10,501,000, respectively, and used $172,000, $1,987,000, and $2,443,000 of cash in operating activities. Additionally, the Company had a working capital deficit of $11,006,000 at June 30, 2003.

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

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $220,000 at June 30, 2003 and $46,000 at June 30, 2002.

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

	Fiscal Year Ended June 30,
	2003	2002	2001
Net income (loss) (in thousands):
As reported	$(892)	$300	$1,369
Pro forma	$(907)	$(172)	$(496)

Basic and Diluted EPS:
As reported	$(.06)	$.02	$.10
Pro forma	$(.06)	$(.01)	$(.04)

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2003), expired July 20, 2005, and is subordinated to the Foothill loan (see below).  The Company is currently in negotiations to extend the Line of Credit Agreement until July 20, 2006. The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,282,000 and $6,026,000 as of June 30, 2003 and 2002, respectively, under the K-5 Facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which had been extended through July 20, 2005, (the Company is currently in negotiations to extend the loan agreement until July 20, 2006), provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2003 and 2002, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2003, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility is secured by a standby letter of credit for $260,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and is payable on demand in accordance with normal banking practices. Borrowings bear interest of 2.0% per annum over the base rate (a total of 5.75% at June 30, 2003) but are subject to a minimum of 6.0% per annum. K-tel had outstanding balances of $233,000 and $227,000 as of June 30, 2003 and 2002, respectively.

4.             INCOME TAXES

The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

The provision (benefit) for income taxes consists of the following for the years ended June 30 (in thousands):

	2003	2002	2001
Income (loss) before provision (benefit) for income taxes:
United States	$196	$(295)	$2,871
Foreign	(1,088)	454	(1,598)
Total	$(892)	$159	$1,273

Provision (benefit) for income taxes:
Current
United States	$—	$(141)	$(100)
Foreign	—	—	4

Total provision (benefit) for income taxes	$—	$(141)	$(96)

A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 was as follows:

	2003	2002	2001
Federal statutory rate	34%	34%	34%
State Taxes, net of Federal benefit	0	2	2
Valuation allowance	(34)	(36)	(36)
	—	—	—

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

Stock Option Exchange

On March 18, 2003, a committee of the Company’s board of directors comprised solely of independent directors, approved a “Stock Option Exchange Program.” The program provides for a small number of optionees who were previously awarded options to purchase shares of common stock under the Company’s 1997 Stock Option Plan to exchange them for options to purchase an equal number of shares outside the Company’s Stock Option Plan. The options to purchase an aggregate 2,137,939 shares of common stock have a weighted average price per share of $5.95. Replacement options were issued six months and one day after the date of cancellation on November 18, 2003 of the existing options and were issued at an exercise price per share equal to the fair market value of the Company’s common stock as quoted on the OTC Bulletin Board on the date of grant of $.08 per share and expire ten years after the date of grant. No compensation expense was recognized as a result of this exchange.

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

The share information for all plans is summarized below:

			Weighted
	Incentive Stock	Non-Qualified	Average
	Options	Stock Options	Exercise Price
Outstanding June 30, 2000	2,210,556	497,000	$6.72

Granted	310,000	75,000	1.06
Cancelled	(228,167)	(527,500)	6.49
Outstanding June 30, 2001	2,292,389	44,500	$5.77

Adjustment (1)	(2,105,045)	2,105,045

Cancelled	(36,050)	(27,000)	5.86
Outstanding June 30, 2002	151,294	2,122,545	$5.89

Granted	10,000	300,000.05
Cancelled	(73,394)	(2,067,545)	5.86
Outstanding June 30, 2003	87,900	355,000	$1.95

(1)           Adjustment reflects options disclosed previously as incentive that should have been recorded as non-qualified.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2003:

Options Outstanding
Exercise Prices			Weighted Average
	Weighted	Number	Remaining
Range	Average	of Shares	Contractual Life
$0.05	$0.05	310,000	9.4 years
$1.75	$1.75	1,000	3.3 years
$3.06 - 3.38	$3.29	1,400	3.6 years
$5.51 - 6.00	$5.66	97,500	6.6 years
$8.73	$8.73	33,000	5.7 years
		442,900

Options Exercisable
Exercise Prices
	Weighted	Number
Range	Average	of Shares
$0.05	$0.05	310,000
$1.75	$1.75	1,000
$3.06 - 3.38	$3.29	1,400
$5.51 - 6.00	$5.66	97,500
$8.73	$8.73	33,000
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

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop its lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit was confirmed by the Court at a trial hearing involving only the two remaining parties to the lawsuit.

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action arose out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar has agreed to indemnify K-tel for injuries and damages arising out of the resale of those goods.

On April 30, 2001, Tristar also asserted a patent and trademark/ trade-dress counterclaim against K-tel for allegedly passing off a product called the “K-tel Hook and Hang” while allegedly a distributor of the original patented Tristar Hook and Hang product. The Company denies the allegation because it never was a distributor of this or any similar product.

On December 30, 2004, a Mutual General Release and Settlement Agreement was signed by K-tel and Tristar,  whereby both Companies agreed to mutual releases and Tristar agreed to pay K-tel $350,000.  The payment of $350,000 was received February 18, 2005.

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

7.                                      SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

Three customers, Madacy Entertainment Group, Inc., Anderson Merchandisers and Handleman Company accounted for approximately 19.2%, 14.9% and 11.5% respectively, of K-tel’s revenue for the year ended June 30, 2003. The loss of, or a substantial reduction in, business from any of these customers would have a material adverse effect on the Company.

See Note 3 for information regarding debt transactions with related parties.

The Company purchased approximately $463,000 in the year ended June 30, 2003, $366,000 in the year ended June 30, 2002 and $574,000 in the year ended June 30, 2001 of music entertainment and consumer convenience products from K-5, the Company’s largest shareholder, which is controlled by Philip Kives, Chairman of the Board, President and Chief Executive Officer of K-tel. There were trade payables to K-5 of $371,000 at June 30, 2003, $291,000 at June 30, 2002 and $285,000 at June 30, 2001.

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

8.             RETIREMENT PLANS

Pension Plan

The Company has a pension plan for its U.K. employees. Company contributions to the Plan on behalf of eligible employees were terminated effective February 15, 2001 and all benefit accruals under the Plan ceased at that time. Summary plan information is as follows:

	(In Thousands) Pension Benefits
	2003	2002
Net periodic cost:
Interest cost	$23	$19
Expected return on assets	(63)	(10)
Amortization of transition amount	(15)	(13)
Actuarial loss	—	—
Net periodic benefit cost	$(55)	$(4)

Change in benefit obligation:
Benefit obligation at beginning of year	$417
Interest cost	23
Actuarial loss	324

Benefit obligation at end of year	$764

Change in plan assets:
Fair value of plan assets at beginning of year	$601
Actual return on plan assets	$111

Fair value of plan at end of year	$712

The Company is not expected to contribute to the plan in fiscal 2004.

The Company’s pension plan asset allocations are as follows at June 30:

	Percentage of Plan Assets
	2004	2003
Asset category:

Short-tem liquid investments	100%	100%

The Company’s investment strategy with respect to pension plan assets is to continue to hold the plan assets in a deposit administration fund, which is similar to a bank account. Interest is added to the fund at a rate declared by Swiss Life.

(In Thousands)	2003
Reconciliation of funded status:
Funded status	$(51)
Unrecognized actuarial loss	180
Unrecognized transaction obligation	(183)

Unfunded accrued pension cost	$(54)

2003
Statement of financial position:
Unfunded accrued pension cost	$(54)
Additional minimum liability	—
Accumulated other comprehensive income	—

Recognized amount	$(54)

At June 30, 2003, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were are follows:

	(In thousands)
	Project Benefit Obligation	Accumulated Benefit
	Exceeds the Fair Value of	Obligation Exceeds the Fair
	Plan’s Assets	Value of Plan’s Assets
	June 30,	June 30,
	2003	2003
Projected benefit obligation	$764	$764
Accumulated benefit obligation	764	764
Fair Value of plan assets	712	712

The Company’s accumulated benefit obligation of $764,000 at June 30, 2003 exceeded the fair value of the plan’s assets at June 30, 2003.  This amount has been accrued as of June 30, 2003; there was no additional minimum liability in 2003.

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST FOR THE YEARS ENDED JUNE 30:

	2003	2002
Discount rate	9%	5%
Expected return on plan assets	5%	5%
Rate of compensation increase	0%	0%

WEIGHTED-AVERAGE ASSUMPTION USED TO DETERMINE BENEFIT OBLIGATIONS AS OF JUNE 30:

2003
Discount rate	5%
Rate of compensation increase	N/A

Money Purchase Plan

The Company’s U.K. subsidiaries contribute amounts for their employees to a money purchase defined contribution plan. The Company contributed $51,000 and $26,000 for the years ended June 30, 2003 and 2002.

9.                                      BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION

Fiscal Years Ended June 30,		Music	Licensing	Other	Corporate Eliminations	Total Company
(in thousands)

Net Sales	2003	$4,454	$2,780	$—	—	$7,234
	2002	3,773	3,118	—	—	6,891
	2001	14,202	3,710	365	(763)	17,514

Operating Income (Loss)	2003	$(1,010)	$1,159	$—	—	$149
	2002	(1,439)	1,393	—		(46)
	2001	(7,749)	425	(2,156)	—	(9,480)

Assets	2003	$2,900	$2,128	$273	—	$5,301
	2002	2,679	1,668	121	142	4,610
	2001	1,501	1,650	443	238	3,832

GEOGRAPHIC INFORMATION

Fiscal Years Ended June 30,		United States	Europe	Total
(in thousands)
Net Sales	2003	$4,949	$2,285	$7,234
	2002	3,949	2,942	6,891
	2001	13,914	3,600	17,514

Assets	2003	$3,889	$1,412	$5,301
	2002	2,792	1,818	4,610
	2001	2,042	1,790	3,832

10.                               RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46R applies to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. This pronouncement will have an effect on the Company’s consolidated financial position and results of operations as the Company will consolidate a variable interest entity in the quarter ending March 31, 2004.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for the share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. The Company believes the adoption of SFAS 123R will not have a material impact on our results of operations, regardless of the valuation method used.

11.          RESTATEMENTS

In September 2004, the Company discovered that the former Chief Financial Officer of its UK subsidiary misappropriated funds from the Company’s UK subsidiary and a customer of such subsidiary. The Company terminated the employee, undertook a full-scale investigation of the matter, retained a forensic auditing firm and dismissed the accounting firm in the UK that audited the UK subsidiary’s financial books and records. Based upon the estimates of the Company’s forensic auditor, it was determined that the former employee misappropriated approximately $914,200 from the Company’s UK subsidiary and approximately $343,588 from a customer of such subsidiary beginning approximately in January 2001 and continuing until September 2004. Further, the Company spent approximately $150,862 investigating the misappropriation. Through negotiations with the former employee, the Company’s UK subsidiary and its customer have recovered an aggregate of approximately $1,493,076 and interest of approximately $1,919. Approximately $99,640 remains outstanding. The Company’s UK subsidiary has received a deed of guarantee in connection with this remaining obligation and it expects to collect the remaining amount owed on or before February 15, 2008.

The effect of the misappropriation was to overstate product costs by $9,000, $21,000, $24,000 and $27,000 and selling and general and administrative expenses by $14,000, $10,000, $32,000 and $13,000 for the quarters ending September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, respectively.

For the fiscal year ending June 30, 2002, the misappropriation understated sales by $16,000 in the quarter ending September 30, 2001. Product costs were overstated by $74,000, $10,000, $35,000 and $13,000 and selling and general and administrative expenses by $102,000, $9,000, $16,000 and $11,000 for the quarters ending September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively.

Statements of operations previously reported for each of the quarters of fiscal year 2003 and 2002 in the Company’s Form 10-Qs are restated as follows:

Quarterly Financial Information (Unaudited)

	Three Months Ended,
AS FILED	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
Total revenues	$1,498	$1,874	$1,923	$1,939
Gross profit	$899	$977	$933	$1,244
Total cost and expenses	$997	$978	$1,109	$918
Income (loss) from operations	$(98)	$(1)	$(174)	$326
Net income (loss)	$(508)	$(389)	$(439)	$348
Basic and diluted net income (loss) per common share	$(.04)	$(.03)	$(.03)	$.03
Shares used in computing basic and dilutednet loss per common share	13,654	13,654	13,654	13,654

	Three Months Ended,
AS RESTATED	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003
Total revenues	$1,498	$1,874	$1,923	$1,939
Gross profit	$908	$998	$957	$1,271
Total cost and expenses	$983	$968	$1,077	$957
Income (loss) from operations	$(75)	$30	$(118)	$312
Net income (loss)	$(485)	$(358)	$(383)	$334
Basic and diluted net income (loss) per common share	$(.04)	$(.03)	$(.03)	$.02
Shares used in computing basic and dilutednet loss per common share	13,654	13,654	13,654	13,654

Quarterly Financial Information (Unaudited)

	Three Months Ended,
AS FILED	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Total revenues	$1,381	$2,104	$1,766	$1,624
Gross profit	$859	$1,210	$1,047	$1,274
Total cost and expenses	$1,257	$1,062	$1,175	$1,228
Income (loss) from operations	$(398)	$148	$(128)	$46
Net income (loss)	$(504)	$(107)	$(307)	$932
Basic and diluted net income (loss) per common share	$(.04)	$(.01)	$(.02)	$.07
Shares used in computing basic and dilutednet loss per common share	13,654	13,654	13,654	13,654

	Three Months Ended,
AS RESTATED	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002
Total revenues	$1,397	$2,104	$1,766	$1,624
Gross profit	$949	$1,220	$1,082	$1,287
Total cost and expenses	$1,155	$1,053	$1,159	$1,217
Income (loss) from operations	$(206)	$167	$(77)	$70
Net income (loss)	$(312)	$(88)	$(256)	$956
Basic and diluted net income (loss) per common share	$(.02)	$(.01)	$(.02)	$.07
Shares used in computing basic and dilutednet loss per common share	13,654	13,654	13,654	13,654

SCHEDULE II

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30,

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Net Sales	Charged to Other Accounts (1)	Deductions		Balance at End of Period
Allowance for Doubtful Accounts

2003	$68	$62	$9	$(114	)(2)	$25
2002	$33	$50	$5	$(20	)(2)	$68
2001	$1,416	$(41)	$(4)	$(1,338	)(2)	$33

Reserve for Returns

2003	$46	$447	$—	$(273)		$220
2002	$50	$55	$6	$(65)		$46
2001	$4,623	$45	$(3)	$(4,615)		$50

(1) Exchange rate change

(2) Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation, as amended.*

3.2	Restated By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (File No. 1-07115)).

4	See Exhibits 3.1 and 3.2.

10.1	1987 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1987 (File No. 1-07115)).

10.2	1997 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 1-07115)).

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

2001 (File No. 1-07115)).

10.13	Credit Agreement between the Company and K-5 Leisure Products, Inc. dated September 27, 1999.*

10.14	$8,000,000 principal amount Note between the Company and K-5 Leisure Products, Inc. dated September 27, 1999.*
10.15

Amendment to Credit Agreement and Note between the Company and K-5 Leisure Products, Inc. dated February 12, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 (File No. 1-07115)).*

21	Subsidiaries of the Registrant.*

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.