Form 10-K/A
period 2004-06-30
K TEL INTERNATIONAL INC
filed 2006-09-18
CIK 54193

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
Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer”  in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

As of September 12, 2006 the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sale price as reported by the Over-the-Counter Bulletin Board on such date was $331,645.

As of September 12, 2006, the registrant had 13,653,738 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PURPOSE OF AMENDMENT

In September 2004, the Company discovered that the former Chief Financial Officer of its UK subsidiary misappropriated funds from the Company’s UK subsidiary and a customer of such subsidiary. The Company terminated the employee, undertook a full-scale investigation of the matter, retained a forensic auditing firm and dismissed the accounting firm in the UK that audited the UK subsidiary’s financial books and records. Based upon the estimates of the Company’s forensic auditor, it was determined that the former employee misappropriated approximately $924,000 from the Company’s UK subsidiary and approximately $344,000 from a customer of such subsidiary beginning approximately in January 2001 and continuing until September 2004. Further, the Company spent approximately $150,000 investigating the misappropriation. Through negotiations with the former employee, the Company’s UK subsidiary and its customer have received an aggregate of approximately $1,495,000 including interest and an additional $100,000 is expected to be recovered. The Company’s UK subsidiary has received a deed of guarantee in connection with this remaining obligation and it expects to collect the remaining amount owed on or before February 15, 2008.

For the fiscal year ended June 30, 2004, the misappropriation understated net sales by $4,000 in the quarter ended September 30, 2003.  Product costs were overstated by $13,000, $2,000, $63,000 and $72,000 and selling and general and administrative expenses were overstated by $28,000, $43,000, $53,000 and $62,000 for the quarters ended September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, respectively.

For the fiscal year ended June 30, 2003,  the misappropriation overstated product costs by $9,000, $21,000, $24,000 and $27,000 and overstated selling and general and administrative expenses by $14,000, $10,000, $32,000 and $13,000 for the quarters ended September 30, 2002, December 31, 2002, March 31, 2003 and June 30, 2003, respectively.

For the fiscal year ending June 30, 2002, the misappropriation understated sales by $16,000 in the quarter ended September 30, 2001. Product costs were overstated by $74,000, $10,000, $35,000 and $13,000 and selling and general and administrative expenses were overstated by $102,000, $9,000, $16,000 and $11,000 for the quarters ended September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively.

The Company’s Form 10-K for its fiscal year ended June 30, 2004 as filed on September 30, 2004 did not include financial statements and other information as required by Items 6-8 and 14-15.  These items are presented in this Form 10-K/A.  The effects of the foregoing, as well as other adjustments, on the Company’s fiscal 2004 unaudited quarterly financial information are disclosed in Note 11 to the audited financial statements, included herein.

The Company’s fiscal 2002 and 2003 financial statements were previously restated to include the effects of the foregoing, as well as certain other adjustments, as included in the Company’s Form 10-K/A for the fiscal year ended June 30, 2003, filed on January 5, 2006.  All financial information included herein for fiscal 2002 and 2003 includes the restated amounts as previously reported.

SAFE HARBOR STATEMENT UNDER THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements of a non-historical nature under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by the use of terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from those results currently anticipated or projected. Such factors include, among other things, the following: changes in consumer purchasing; demand for and market acceptance of new and existing products; the impact from competition for recorded music; the outcome of legal proceedings; dependence on suppliers and distributors; success of marketing and promotion efforts; technological changes and difficulties; availability of financing; foreign currency variations; general economic, political and business conditions; and other matters. See “Risk Factors” in Item 1A for additional information.  We undertake no obligation to release publicly the result of any revisions to these forward-looking statements, except as required by law.

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

Description of Current Businesses

Music Licensing and Sales

Currently K-tel’s primary activity is marketing and distributing pre-recorded compact discs utilizing the Company’s master recordings in its music catalog, and DVDs from its developing catalog of musical performances. Customers include retailers, wholesalers and rack service distributors. These products are also sold through subsidiaries and licensees in the United States, United Kingdom and elsewhere in Europe. The principal entertainment products that K-tel markets and sells consist primarily of pre-recorded thematic music packages in a compilation format featuring various artists. These thematic music selections, which cover nearly all music genres, are targeted to a variety of age groups. K-tel provides marketing support for its music sales through cooperative advertising with retailers, print media, radio and television advertising, and in-store promotions and displays.

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

The major pre-recorded music companies, either directly or through subsidiaries, now manufacture or distribute pre-recorded music compilations in direct competition with K-tel’s music compilation products. With this competition, the Company relies on its own Dominion master music catalog for the production of music compilations.

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

ITEM 1A: RISK FACTORS

The following are certain risk factors that could affect our business, financial condition, operation results and cash flows.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause our actual results to differ materially from those expressed in any forward-looking statement.  The risks we have highlighted below are not the only ones we face.  If any of theses events actually occur, our business, financial condition, operating results or cash flows could be negatively affected.  The Company cautions you to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Continuing losses could affect our ability to obtain additional working capital.

The Company incurred losses in recent fiscal years and expects to continue incurring losses for the foreseeable future.  Continuation of the Company’s operations will require additional working capital and continued access to financing to meet working capital requirements and develop new business opportunities which may not be available on acceptable terms or at all.

The level of our indebtedness could adversely affect our financial condition.

The Company has primarily funded its recent operations through internally generated capital and secured loans from K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel.  Although K-5 continues to advance funds sufficient to meet the Company’s needs at this time, there can be no assurance that K-5 will continue to advance funds sufficient to meet the Company’s needs or that the Company will be able to obtain additional financing upon favorable terms or at all when required.

A substantial portion of our total net sales are from a small group of customers. A reduction in sales to any of these customers could have a material adverse effect on our financial condition.

For the fiscal year ended June 30, 2004, net sales to two customers, Handleman Company and Anderson Merchandising accounted for approximately 19% and 10%, respectively, of our total net sales.  The Company believes that sales to a small group of customers will continue to represent a significant percentage of our total net sales. Substantially all of the products the Company distributes to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice, and our retail customers generally are not required to make minimum purchases. If the Company is unable to continue to sell our products to all or any of these customers or are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on our business, financial condition, operating results and cash flows. There can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customer.

The Company may not have the resources necessary to successfully compete in the music industry.

The music business is highly competitive and dominated by several major record companies that have greater financial resources than the Company and have a larger depth and breadth of catalog, distribution capabilities and current repertoire than the Company, making it difficult to compete in this market.  The major pre-recorded music companies, either directly or through subsidiaries, now manufacture or distribute pre-recorded music compilations in direct competition with the Company’s music compilation products.

Technology developments, particularly electronic downloading, may adversely affect our net sales, margins and results of operations.

Home entertainment products have traditionally been marketed and delivered on a physical delivery basis. If, in the future, these products are increasingly marketed and delivered through technology transfers, such as electronic downloading through the Internet or similar delivery methods, then our retail and wholesale distribution business could be negatively impacted. As electronic downloading grows through Internet retailers, competition between suppliers to electronic retailers in traditional ways will intensify and likely negatively impact our net sales and margins. If the Company is unable to develop the necessary vendor and customer relationships to facilitate additional electronic downloading or if the terms of these arrangements differ from those related to our physical product sales our business may be materially harmed.

Increased counterfeiting or piracy may negatively affect the demand for our entertainment products.

The recorded music industry has been adversely affected by counterfeiting of CDs and DVDs and also by websites and technologies that allow consumers to illegally download and access music.  Increased proliferation of these alternative access methods could impair our ability to generate sales.

The Company may not be able to successfully protect its intellectual property rights.

The Company regards its copyrights, service marks, trademarks, and similar intellectual property critical to its success, and relies on trademark and copyright law to protect the intellectual property the Company license.  Infringement on our intellectual property may lead to litigation to protect our intellectual property rights which could result in substantial costs and diversion of resources and could have a material effect on our business.

Product returns or inventory obsolescence could reduce our sales and profitability or negatively impact our liquidity.

The Company maintains a significant investment in product inventory. Like other companies operating in our industry, product returns from our retail customers are significant when expressed as a percentage of revenues.  Weakening market conditions could lead to increased product returns, increasing the Company’s inventory and obsolescence reserve.  Adverse financial conditions could cause a significant decline in the value and marketability of our products, possibly making it difficult for us to recover our initial product acquisition costs. Under such circumstances, our business, financial condition, operating results and cash flows, could be adversely affected. The Company maintains a sales return reserve based on historical product line experience rates. The Company can not assure you that our reserves will be adequate to cover potential returns.

If the Company is unable to successfully remediate the material weaknesses in its internal controls, the Company’s ability to report its financial results on a timely and accurate basis may be adversely affected.

The Company has reported material weaknesses and the actions taken to address them.  Such remediation may not prove effective.  Further, should any material weaknesses develop, there are no assurances that the Company will be able to remediate them in a manner satisfactory to outside parties.  This could result in the Company not being able to report its financial results on a timely basis, harm our operating results, or result in material misstatements in our financial statements. In addition, the Company may be unable to have its internal controls over financial reporting attested to by our independent registered public accounting firm when required.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

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

ITEM 3:  LEGAL PROCEEDINGS

RTL Shopping S. A.

The Company was named in a lawsuit filed in France brought by RTL9, a French cable TV station. The action sought damages in the approximate amount of 20 million French Francs, or approximately $2.8 million. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd. alleging that RTL9 ran a commercial for K-tel Marketing which presented a product under brand names alleged to infringe on the competitor’s own trademarks and also translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in March 2000 against K-tel International, Inc. under its agreement to guarantee payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001, the Company filed documents disputing the claim and advising the court of K-tel International, (USA), Inc.’s Chapter 7 bankruptcy filing.

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop its lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit was confirmed by the Court at a trial hearing involving only the two remaining parties to the lawsuit.  There was no financial settlement with the termination of the lawsuit.

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action in U.S. District Court for the District of Minnesota for breach of express and implied warranties against Tristar Products, Inc. This action arose out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar agreed to indemnify K-tel for injuries and damages arising out of the resale of those goods.

On April 30, 2001, Tristar asserted a patent and trademark/ trade-dress counterclaim against K-tel for allegedly passing off a product called the “K-tel Hook and Hang” while allegedly a distributor of the original patented Tristar Hook and Hang product. The Company denied the allegation because it never was a distributor of this or any similar product.

On December 30, 2004, a Mutual General Release and Settlement Agreement was signed by K-tel and Tristar,  whereby both companies agreed to mutual releases and Tristar agreed to pay K-tel $350,000.  The payment of $350,000 was received February 18, 2005.

Other Litigation and Disputes

K-tel and its subsidiaries are also involved in other legal proceedings in the ordinary course of their business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal proceedings cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect on the consolidated financial position or results of operations of K-tel.

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

In June 2004, the Company received funds for the sale of assets and the collections of accounts receivables related to the March 2001 bankruptcy of K-tel International (USA), Inc.,  the Company ‘s music distribution subsidiary in the United States.  The Company received approximately $220,000 for assets sold by a third party and received approximately $113,000 in account receivable collections.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of K-tel’s security holders during the fourth quarter of fiscal 2004.

Executive officers of the registrant

Each of our Company’s executive officers is appointed to serve until his or her successor is duly appointed or his or her earlier removal or resignation from office.

The following table sets forth certain information with respect to the executive officers of K-tel at September 18, 2006.

Name of Officer	Age	Positions and Offices Held

Philip Kives	77	Chairman of the Board, Chief Executive Officer, President and Director

Larry Dunmall	56	Chief Financial Officer

Philip Kives, age 77, has held various offices and/or managerial positions with K-tel for more than thirty-five years. Mr. Kives is currently the Company’s Chairman of the Board, Chief Executive Officer, President and Director.

Larry Dunmall, age 56, was appointed the Chief Financial Officer of K-tel in April 2005.  From 2003 to 2005, Mr. Dunmall was the Chief Financial Officer of Protegra Technology Group, a computer software development company.  From 2002 to 2003, he was the Controller of the Agricultural Products Division of Saskatchewan Wheat Pool and from 1995 to 2002 he was the Chief Financial Officer of ConAgra Grain, Canada.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 17, 2006, there were 1,383 record holders of K-tel’s common stock and 13,653,738 shares outstanding. The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “KTEL”.

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

No cash dividends were declared on K-tel’s common stock during fiscal year 2004 or 2003 and K-tel does not expect to pay cash dividends in the foreseeable future.  The declaration or payment by K-tel of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on K-tel’s earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by K-tel of dividends is also subject to the terms of its credit facility.

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

(3)                                  Includes non-qualified stock options to purchase 95,000 shares of our common stock issued outside the Company’s 1997 Stock Option Plan to each of Jay William Smalley, Richard R. Marklund and Wesley C. Hayne in connection with such non-employee directors’ appointment to the Company’s Compensation/ Stock Option

Committee and a non-qualified stock option to purchase 15,000 shares of our common stock issued outside the Company’s 1997 Stock Option Plan to Jay William Smalley in consideration of his past and continued service on the Company’s board of directors. See “Director Compensation” in Item 11. Includes an aggregate of 2,137,939 shares of common stock issuable pursuant to a stock option exchange program approved on March 18, 2003 by a committee of the Company’s board of directors comprised solely of independent directors. Under the program, four optionees agreed to the cancellation of previously awarded options under the Company’s 1997 Stock Option Plan and the Company agreed to issue options to purchase an equal number of shares outside the Company’s stock option plan not earlier than six months and one day after the date of cancellation of the previously awarded options, such options to be issued at an exercise price per share equal to the then fair market value of the Company’s common stock and to expire ten years after the new date of grant. On November 18, 2003, the replacements options were issued at a price per share of $.08. There was no compensation expense recognized as a result of this exchange.

ITEM 6:  SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel and its subsidiaries as of and for the five years ended June 30, 2004. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

	2004	2003	2002	2001	2000

Net sales	$6,679	$7,234	$6,891	$17,514	$29,092
Operating income (loss)	$(33)	$149	$(46)	$(9,480)	$(12,980)
Loss from discontinued operations (1)	$(52)	$(581)	$(180)	$(4,315)	$(5,541)
Extraordinary item (2)	$347	$—	$894	$16,185	$—
Net income (loss)	$(87)	$(892)	$300	$1,369	$(15,738)
Net loss per share:
Continuing operations	$(.03)	$(.02)	$(.03)	$(.77)	$(1.02)
Total assets	$4,496	$5,301	$4,610	$3,832	$17,941
Long-term debt	$—	$—	$—	$4,000	$4,000

(1)            The loss from discontinued operations reflects the operations of the Company’s consumer products business, net of any income taxes allocated to it.  The Company discontinued its consumer products operations in Germany in June 2000, in the United Kingdom in November 2000, and in the United States in January 2001.

(2)            The extraordinary items reflect activity related to subsidiary liquidations and are shown net of any income taxes allocated to them.  The activity in fiscal 2004 relates to distributions received from the liquidation of K-tel Marketing, Ltd. in the United Kingdom and proceeds from the sale of assets and collections on accounts receivable related K-tel International, (USA), Inc. that had filed for bankruptcy in March 2001.  The extraordinary item in fiscal 2002 relates to the net liability that existed on K-tel Marketing, Ltd. when it filed for voluntary liquidation and was subsequently removed when the Company received assurances that it would not be held liable for any of K-tel Marketing, Ltd.’s debts.  The extraordinary item in fiscal 2001 relates to the net liability that existed on K-tel International (USA), Inc. when it filed for Chapter 7 bankruptcy and was removed as control of the subsidiary was transferred to the bankruptcy trustee.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog in the United States and Europe through retail and direct response marketing channels.

For this analysis, the Company has discontinued its United States subsidiary, K-tel Consumer Products, Inc., in February 2001. This closing represents the discontinuation of the Company’s consumer products division and accordingly has been presented in the accompanying financial statements as discontinued operations. In addition, in March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.

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

A.  RESULTS OF OPERATIONS

The following sections discuss the results of operations by business segment. See Note 9 to the consolidated financial statements for additional segment information. General corporate expenses of $869,000 in the year ended June 30, 2004, $860,000 in the year ended June 30, 2003 and $1,049,000 in the year ended June 30, 2002 have been allocated to the segments.

FISCAL 2004 VERSUS FISCAL 2003

Net sales for the year ended June 30, 2004 were $6,679,000, a decrease of 7.7% from fiscal 2003 sales of $7,234,000. This sales decrease was primarily due to fiscal 2003 including additional licensing revenue that resulted from a one time licensing audit.  The net loss for fiscal 2004 was $87,000, or $.01 per share, compared to a net loss of $892,000, or $.06 per share, in fiscal 2003.

In fiscal 2004 the Company received approximately $214,000 from the liquidation of K-tel Marketing LTD. the Company’s consumer products subsidiary in the United Kingdom which ceased operations in November 2000 and approximately $333,000 from the sale of assets and account receivable collections related to the March 2001 bankruptcy of K-tel International, (USA), Inc. the Company’s music distribution subsidiary in the United States (see Note 1 to the consolidated financial statements).  The $547,000 of distributions have been reflected as extraordinary items, net of income taxes.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $4,763,000 for the year ended June 30, 2004 compared to $4,454,000 for the year ended June 30, 2003, an increase of 6.9%. The increase was primarily related to an increase in DVD sales as a result of the Company’s introduction of new DVD product lines.

Cost of goods sold in the music segment increased to 67.6% of net sales for the year ended June 30, 2004 compared to 61.4% of net sales for the year ended June 30, 2003, primarily relating to increasing the obsolescence reserve for karaoke related products. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, decreased to $110,000 for the year ended June 30, 2004 compared to $200,000 for the year ended June 30, 2003 due primarily to decreased promotional programs in fiscal 2004 compared to fiscal 2003.

Selling, general and administrative expenses for the segment decreased $161,000, or 6.3%, to 2,424,000 for the year ended June 30, 2004 compared to $2,585,000 for the year ended June 30, 2003. The primary reason for the decrease was the discontinuation of unprofitable product lines in England along with continued staff and cost reductions in the U.S. and England. The music segment incurred an operating loss of $992,000 for the year ended June 30, 2004 compared to an operating loss of $1,010,000 for the year ended June 30, 2003.

Licensing

Licensing revenues were $1,916,000 for the year ended June 30, 2004 compared to $2,780,000 for the year ended June 30, 2003, a decrease of 31.1%. While European revenue increased $342,000, domestic revenue from licensing activity decreased $1,206,000. In mid-2002, the Company undertook a program to audit licensees of the music catalog in order to verify compliance with the terms of license agreements. One of the audits undertaken determined that a significant amount of revenue had not been reported to the Company. During the year ended June 30, 2003 the licensee that was subject to this audit made the catch up royalty payments that were required under the license, and the Company’s revenue increased accordingly. Operating income in the licensing segment was $959,000 for the year ended June 30, 2004 and $1,159,000 for the year ended June 30, 2003, a decrease of 17.2%. The decreased sales and income in fiscal 2004 were due to fiscal 2003 reflecting the catch up collection of the royalties from the audit.

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

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $4,454,000 for the year ended June 30, 2003 compared to $3,773,000 for the year ended June 30, 2002, an increase of 18.1%. The increase was primarily related to increased sales to Handleman which became a customer late in fiscal 2002 and to an increased number of products available for sale during fiscal 2003.

Cost of goods sold in the music segment increased to 61.4% of sales for the year ended June 30, 2003 compared to 50.4% of sales for the year ended June 30, 2002. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $200,000 for the year ended June 30, 2003 compared to $172,000 for the year ended June 30, 2002.

Selling, general and administrative expenses for the segment decreased $545,000, or 17.9%, to $2,585,000 for the year ended June 30, 2003 compared to $3,130,000 for the year ended June 30, 2002. The primary reasons for the decrease were the closing of the Company’s office in Germany in fiscal 2002 and efforts to reduce overhead costs in the Company’s office in England.  The music segment incurred an operating loss of $1,010,000 for the year ended June 30, 2003 compared to an operating loss of $1,439,000 for the year ended June 30, 2002.

Licensing

Licensing revenues were $2,780,000 for fiscal 2003 compared to $3,118,000 for fiscal 2002, a decrease of 10.8%. While European revenue decreased $405,000, domestic revenue from licensing activity increased $67,000. The decrease in Europe reflected a reduced level of licensing in the music industry. While domestic licensing experienced this as well, licensing revenue from the Company’s main licensee increased significantly. In fiscal 2002, the Company undertook a program to audit licensees of the music catalog in order to verify compliance with the terms of license agreements. One of the audits undertaken determined that a significant amount of revenue had not been reported to the Company. During the year ended June 30, 2003 the licensee subject to this audit made the catch up royalty payments required under the license, and the Company’s revenue increased accordingly. Operating income in the licensing segment was $1,159,000 for the year ended June 30, 2003 and $1,393,000 for the year ended June 30, 2002, a decrease of 16.8%.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $133,000 at June 30, 2004 and $220,000 at June 30, 2003.

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

Inventory Obsolescence - The Company estimates and records inventory losses for obsolete inventory based upon estimated market prices to sell identified inventory items that are slow moving. The Company reviews this estimate quarterly and the estimate is adjusted accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46R applies to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company began consolidating a variable interest entity during the quarter ending March 31, 2004 (see Note 12 to the financial statements).

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classifications in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for the share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2007. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. The Company believes the adoption of SFAS 123R will not have a material impact on our results of operations, regardless of the valuation method used.

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at June 30, 2004 (in thousands):

	Total	Under 1 Year	1-3 Years
Notes payable to affiliate and other	$11,165	$11,165	$—
Operating leases	146	133	13

Total	$11,311	$11,298	$13

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2004), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,165,000 and $7,282,000 as of June 30, 2004 and 2003 respectively under the K-5 Facility. At June 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2004) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2004 and June 30, 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility of $45,000 and $250,000 at June 30, 2004 and 2003, respectively, with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 and $260,000 at June 30, 2004 and 2003, respectively, provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices. Borrowings bore interest of 2.0% per annum over the base rate (a total of 6.0% at June 30, 2004 and 5.75% at June 30, 2003) but were subject to a minimum of 6.0% per annum. K-tel had an outstanding balance of $233,000 as of June 30, 2003 with no outstanding balance as of June 30, 2004.  This overdraft privilege borrowing facility was canceled at the end of calendar 2004.

K-tel has primarily funded its recent operations through internally generated capital and secured loans from K-5. Assuming K-5 continues to advance funds sufficient to meet the Company’s needs, management currently believes that K-tel has sufficient cash and borrowing capacity to ensure the Company will continue operations for the foreseeable future. Although K-5 continues to advance funds sufficient to meet the Company’s needs at this time, there can be no assurance that this will be adequate or continue in the future or that K-tel will be able to obtain additional financing upon favorable terms when required.

The Company’s ability to continue its present operations is contingent mainly upon its ability to maintain its line of credit arrangements with K-5, increase its revenues and profit margins, and ultimately attain and sustain profitable operations.

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

K-tel’s exposure to market risk for changes in interest rates relates to K-tel’s short-term borrowings. K-tel’s short-term credit facilities carry a variable interest rate that does have an impact on future earnings and cash flows. At June 30, 2004, K-tel had variable rate debt of $11,165,000. If the interest rate were to change 100 basis points or 1% while K-tel was borrowing under the credit facilities, interest expense would change by $112,000.

Approximately 42.6% of K-tel’s revenues during the year ended June 30, 2004 were derived from operations in Europe. The results of operations and financial position of K-tel’s operations in Europe were principally measured in their respective currencies and translated into U.S. dollars. The effect of foreign currency fluctuations in these European countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. If the U.S. dollar foreign currency rate were to change by 1%, the effect on income would have been $3,820 for the year ended June 30, 2004. Additionally, approximately 52% of K-tel’s assets at June 30, 2004 were based in its foreign operations and were translated into U.S. dollars at foreign currency exchange rate in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders’ equity (deficit). Accordingly, K-tel’s consolidated shareholders’ equity (deficit) will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 15, and identified in the Index to Consolidated Financial Statements.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended June 30, 2004 and June 30, 2003.

ITEM 9A:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective because of the following material weaknesses in internal control over financial reporting.

The Company did not maintain effective controls over cash disbursements and payroll transactions at its UK subsidiary. In September 2004, the Company discovered that the former Chief Financial Officer of its UK subsidiary misappropriated funds from the subsidiary and one of its customers. Adjustments related to the reversal of overstated expenses and recovery of amounts misappropriated were included in the restatement of the Company’s consolidated financial statements for periods prior to June 30, 2004 and for the years ended June 30, 2005 and 2004.

In response to the material weakness above, the Company terminated the employee, undertook a full-scale investigation of the matter, retained a forensic auditing firm and dismissed the accounting firm in the UK that audited the UK subsidiary’s financial books and records. In addition the Company hired a new Financial Controller and stringent internal control procedures were created and implemented for the Company’s purchasing, accounts payable, check signing, payroll, petty cash and financial reporting policies. Management believes that these procedures, implemented upon the discovery of the misappropriation of funds, will allow the Company to reestablish effective internal control over financial reporting.

In fiscal 2005 and 2004, it was determined that the segregation of duties in the U.S. office was limited due to the small number of employees. This segregation of duties became further limited by vacancies that occurred in the Company’s finance department.   In particular, customer orders were recorded by the same person who initiated shipments, checks were deposited by the accounts receivable clerk, and employee payroll and changes were entered by the Operations Manager, who also distributed the payroll checks.

In response to the material weakness in the U.S. office, the former Controller was recently rehired and duties and responsibilities were revised to allow for improved segregation of duties and to increase the level of approvals and reviews.

Other than as set forth above, during the fiscal year ended June 30, 2006, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following describes the business, the business experience and background of each current director and executive officer of K-tel at August 15, 2006.  No family relationships exist between K-tel’s directors and executive officers, except that Mr. Smalley is the brother-in-law of Mr. Kives.

Each of our Company’s executive officers is appointed to serve until his or her successor is duly appointed or his or her earlier removal or resignation from office.

Larry Dunmall, age 56, was appointed the Chief Financial Officer of K-tel in April 2005.  From 2003 to 2005, Mr. Dunmall was the Chief Financial Officer of Protegra Technology Group, a computer software development company.  From 2002 to 2003, he was the Controller of the Agricultural Products Division of Saskatchewan Wheat Pool and from 1995 to 2002 he was the Chief Financial Officer of ConAgra Grain, Canada.

Wesley C. Hayne, age 58, was elected a director in November 2002. Since 2000, Mr. Hayne has been Chief Executive Officer of Biorefining, Inc., a company that develops, commercializes and licenses patented technologies capable of converting residual plant material into high-end, value-added products. From 1999 to 2000, Mr. Hayne was President of Cybrix Corporation, Inc., a company that provides solutions and leases staffing for computer security and disaster planning. From 1997 to 2000, Mr. Hayne was Chief Executive Officer of International Concept Development, Inc., a company that develops fast food restaurants in Europe.  Mr. Hayne serves as the “audit committee financial expert” as defined by Item 401(h) of Regulation S-K.

Philip Kives, age 77, founded K-tel in 1968 and has served as its Chairman of the Board since K-tel’s inception. In addition, Mr. Kives has been the Chief Executive Officer and President for more than five years.

Richard Marklund, age 61, was elected a director in November 2002. Since 2002, Mr. Marklund has been Chairman and Chief Executive Officer of Phoenix Newcastle Holdings, Inc., a management consulting company. From 2000 until 2002, Mr. Marklund served as Executive Vice President of WAM!NET, Inc., a telecommunication company. From 1998 until 2000, Mr. Marklund served as Chief Executive Officer of Hyperport International, Inc., a real estate development company.

Jay William Smalley, age 72, was elected a director in January 1999. From 1970 until 1998, Mr. Smalley served as Chief Executive Officer of JWS, Inc., a privately owned real estate development and sales company specializing in hotel, motel, industrial and residential properties. Since 1998, Mr. Smalley has been a broker and private contractor for Prudential California Realty.

Audit Committee

K-tel has a separate designated audit committee made up of Wesley C. Hayne, Richard Marklund and Jay William Smalley.

Code of Ethics

K-tel has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on K-tel’s website at K-tel.com and in print upon written request to:  Code of Ethics, K-tel International, Inc., 2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota 55447.  Any amendment to, or waiver from, a provision of the code of ethics will be posted to the above referenced website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires K-tel’s officers, directors and persons who own more than 10% of a registered class of K-tel’s equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and 10% shareholders also are required by Securities and Exchange Commission’s rules to furnish K-tel with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal year 2004, its officers, directors and 10% shareholders filed all reports on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued for each of K-tel’s executive officers for services rendered to K-tel during the fiscal years ended June 30, 2004, 2003 and 2002. K-tel has no written employment agreements with its executive officers.

Summary Compensation Table

				Long-Term
				Compensation
				Awards
				Securities
	Annual Compensation			Underlying	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Options	Compensation

Philip Kives	2004	$—	$—	—	$—
Chief Executive Officer	2003	$—	$—	—	$—
	2002	$—	$—	—	$—

During the fiscal years ended June 30, 2004, 2003 and 2002, the Company paid approximately $68,000 in annual management fees to K-5 for services provided to the K-tel International, Inc. Companies.  These management fees include payments for services provided by Mr. Kives to the Company.

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

Option Grants in Last Fiscal Year

No options were granted to directors or executive officers in fiscal year 2004.

Aggregated Option Exercises in Last Fiscal Year
and FY-end Option Values

	Shares Acquired	Value	Number of Securities Underlying Options at FY-End		Value of In-the Money Options at FY-End(1)
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Philip Kives	0	N/A	1,702,939	—	$34,059	N/A

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

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information as of September 15, 2006, regarding the beneficial ownership of the common stock by (i) each person known to K-tel to own beneficially five percent or more of the common stock, (ii) each director of K-tel, (iii) each named executive officer, and (iv) the directors and executive officers as a group. The percentage of beneficial ownership is based on 13,653,738 shares of common stock outstanding as of September 15, 2006. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o K-tel International, Inc., 2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota 55447.

	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Stock
Philip Kives 220 Saulteaux Crescent Winnipeg, Manitoba R3J 3W3 Canada	9,829,253	(2)	64.0%

Jay William Smalley	120,000	(3)	*

Wesley C. Hayne	100,000	(3)	*

Richard Marklund	100,000	(3)	*

All current directors and officers as a group (4 persons)	10,149,253	(4)	64.7%

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

(4)     Includes 2,022,939 shares purchasable upon the exercise of options.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2004), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,165,000 and $7,282,000 as of June 30, 2004 and 2003 respectively under the K-5 Facility. At June 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2004) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2004 and June 30, 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility of $45,000 and $250,000 at June 30, 2004 and 2003, respectively, with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 and $260,000 at June 30, 2004 and 2003, respectively, provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices. Borrowings bore interest of 2.0% per annum over the base rate (a total of 6.0% at June 30, 2004 and 5.75% at June 30, 2003) but were subject to a minimum of 6.0% per annum. K-tel had an outstanding balance of $233,000 as of June 30, 2003 with no outstanding balance as of June 30, 2004.  This overdraft privilege borrowing facility was canceled at the end of calendar 2004.

The Company purchased approximately $502,000 in the year ended June 30, 2004, $463,000 in the year ended June 30, 2003 and $366,000 in the year ended June 30, 2002 of music entertainment and consumer convenience products from K-5, which represented 17.1%, 14.6% and 14.7% of cost of goods sold, respectively. There were trade payables to K-5 of $390,000 at June 30, 2004, $371,000 at June 30, 2003 and $291,000 at June 30, 2002, or 27.2%, 31.9% and 23.0% of total trade payables, respectively.

During the fiscal years ended June 30, 2004, 2003 and 2002, the Company paid approximately $68,000 in annual management fees to K-5 for services provided to the K-tel International, Inc. Companies.  These management fees included payments for services provided by Mr. Kives to the Company.

The Company had no sales of products to K-5 during fiscal years 2004, 2003 and 2002. There was a balance receivable from K-5 at June 30, 2004 of $113,000, June 30, 2003 of $73,000 and June 30, 2002 of $129,000. No interest was charged on the related outstanding balances during fiscal years 2004, 2003 and 2002.

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

All future transactions between the Company, its officers, directors and principal shareholders and its affiliates will be approved by the audit committee of the Company’s board of directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following table shows the aggregate fees billed to the Company by Grant Thornton for services rendered during fiscal years ended June 30, 2004 and June 30, 2003:

Description of Fees	Fiscal 2004 Amount		Fiscal 2003 Amount

Audit Fees	$180,000	(1)	$127,500	(1)
Audit Related fees	—		—
Tax Fees	60,000	(2)	54,600	(2)
Other Fees	3,000	(3)	500	(3)
Total	$243,000		$182,600

(1)   Audit fees consisted of fees for audit work of the Company’s annual financial statements and review of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years 2004 and 2003 and related audit committee meeting attendance.

(2)   Tax fees consisted of fees for federal, state and international tax return preparation and tax planning and tax advice related to various tax matters including state tax notices and other tax research related matters.

(3)   Other fees included fees related to statutory audit work performed in Germany and other financial consulting assistance.

Pre-Approval Policy and Procedures

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

The audit committee pre-approved 100% of the services described in the “Fees and Services” table pursuant to engagements that occurred in fiscal 2004 and 2003.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements and Schedules

The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements hereof are filed as part of this report.

(b)           Exhibits

Reference is made to the Exhibit Index.

(c)           Excluded Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on September 18, 2006, by the undersigned, thereunto duly authorized.

K-TEL INTERNATIONAL, INC.

By	/s/ Philip Kives
(Philip Kives - Chairman of the Board,
Chief Executive Officer and President)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ Philip Kives	Chairman, Chief Executive Officer,	September 18, 2006
Philip Kives	(Principal Executive Officer)
President and Director

/s/Larry Dunmall	Chief Financial Officer	September 18, 2006
Larry Dunmall	(Principal Financial and
Accounting Officer)

/s/ Jay William Smalley	Director	September 18, 2006
Jay William Smalley

/s/ Wesley C. Hayne	Director	September 18, 2006
Wesley C. Hayne

/s/ Richard Marklund	Director	September 18, 2006
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of K-tel International, Inc.

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and Subsidiaries as of June 30, 2004 and 2003 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-tel International, Inc. and Subsidiaries as of June 30, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for the each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company adopted FASB Interpretation 46 (Revised December 2003), Consolidation of Variable Interest Entities, during the quarter ended March 31, 2004.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statement taken as a whole.  The accompanying Schedule II of K-tel International, Inc. and Subsidiaries is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/S/ GRANT THORNTON LLP

Minneapolis, Minnesota,
August 15, 2006

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30,

(in thousands - except share and per share data)

	2004	2003

ASSETS

Current Assets:
Cash and cash equivalents	$147	$1,219
Accounts receivable, net of allowance for doubtful accounts of $4 in 2004 and $25 in 2003	2,691	2,134
Inventories	561	522
Royalty advances	50	220
Prepaid expenses and other	308	304
Total Current Assets	3,757	4,399

Property and equipment, net of accumulated depreciation and amortization of $1,506 in 2004 and 2003	83	83

Owned catalog masters, net of accumulated amortization of $2,942 in 2004 and $2,755 in 2003	656	819

	$4,496	$5,301

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable to affiliate and other	$11,165	$11,515
Accounts payable	1,432	1,160
Accrued royalties	1,907	2,394
Reserve for returns	133	220
Net liabilities of discontinued operations	30	116
Total Current Liabilities	14,667	15,405

Shareholders’ Deficit:
Common Stock – 50,000,000 shares authorized, par value $.01; 13,653,738 issued and outstanding in 2004 and 2003	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,466)	(31,377)
Accumulated other comprehensive loss	(133)	(155)
Total Shareholders’ Deficit	(10,171)	(10,104)

	$4,496	$5,301

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,

(in thousands - except per share data)

	2004	2003	2002

Net Sales	$6,679	$7,234	$6,891

Costs and Expenses:
Cost of goods sold	2,934	3,100	2,353
Advertising	110	200	172
Selling, general and administrative	3,668	3,785	4,412
Total Costs and Expenses	6,712	7,085	6,937
Operating Income (Loss)	(33)	149	(46)

Other Income (Expense):
Interest expense	(497)	(534)	(472)
Other income (expense), net	(20)	74	(37)
Total Other Expense	(517)	(460)	(509)

Loss from Continuing Operations Before Income Taxes	(550)	(311)	(555)

Benefit for Income Taxes	168	—	141

Loss from Continuing Operations	(382)	(311)	(414)

Discontinued Operations:
Loss from discontinued operations, net of taxes	(52)	(581)	(180)

Loss before Extraordinary Item	(434)	(892)	(594)

Extraordinary Item:
Gain on Subsidiary Liquidations, net of taxes	347	—	894

Net Income (Loss)	$(87)	$(892)	$300

Income (Loss) per Share – Basic and Diluted:
Continuing Operations	$(.03)	$(.02)	$(.03)
Discontinued Operations	(.01)	(.04)	(.01)
Extraordinary Item	.03	—	.06
Net Income (Loss)	$(.01)	$(.06)	$.02

Shares used in the calculation of loss per share– Basic and Diluted:	13,654	13,654	13,654

Comprehensive Loss
Net income (loss)	$(87)	$(892)	$300
Unrealized pension cost	(74)	—	—
Translation adjustment	96	131	(3)
Comprehensive income (loss)	$(65)	$(761)	$297

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(in thousands)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Common Stock
	Shares	Amount

Balance at June 30, 2001	13,654	$136	$20,680	$(30,785)	$(283)	$(10,252)

Net income	—	—	—	300	—	300
Reduction of notes payable to affiliate	—	—	612	—	—	612
Translation adjustment	—	—	—	—	(3)	(3)

Balance at June 30, 2002	13,654	136	21,292	(30,485)	(286)	(9,343)

Net loss	—	—	—	(892)	—	(892)
Translation adjustment	—	—	—	—	131	131

Balance at June 30, 2003	13,654	136	21,292	(31,377)	(155)	(10,104)

Net loss	—	—	—	(87)	—	(87)
Other	—	—	—	(2)	—	(2)
Unrealized pension cost					(74)	(74)
Translation adjustment	—	—	—	—	96	96

Balance at June 30, 2004	13,654	$136	$21,292	$(31,466)	$(133)	$(10,171)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,

(in thousands)

	2004	2003	2002
Operating Activities:
Net income (loss)	$(87)	$(892)	$300
Adjustment to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	253	315	380
Loss on disposal of property and equipment	7	3	18
Gain on liquidation of subsidiaries	—	—	(894)
Discontinued operations	(93)	7	(109)
Changes in operating assets and liabilities:
Accounts receivable, net	(118)	(147)	(1,078)
Inventories	(21)	135	(199)
Royalty advances	193	68	(70)
Prepaid expenses	11	89	295
Accounts payable	(190)	(10)	(695)
Accrued royalties	(485)	87	213
Income taxes	—	—	(130)
Reserve for returns	(88)	173	(18)
Cash used in operating activities	(618)	(172)	(1,987)

Investing Activities:
Purchases of property and equipment	(66)	(18)	(124)
Music catalog additions	(26)	—	—
Other	2	15	27
Cash used in investing activities	(90)	(3)	(97)

Financing Activities:
Borrowings on notes payable	2,569	2,278	3,676
Payments on notes payable	(2,944)	(1,033)	(1,629)
Cash provided by (used in) financing activities	(375)	1,245	2,047

Effect of exchange rates on cash	11	74	(61)

Net increase (decrease) in cash equivalents	(1,072)	1,144	(98)

Cash and equivalents at beginning of period	1,219	75	173

Cash and equivalents at end of period	$147	$1,219	$75

Supplemental Cash Flow Information
Cash Paid For -
Interest	$539	$396	$598
Non-cash Information
Reduction of notes payable to affiliate through Debt forgiveness, recorded as a capital contribution	$—	$—	$612
Music catalogs reclassified to prepaid assets	$—	$—	$173

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004, 2003 AND 2002

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

Subsidiary Liquidation

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding.  In fiscal 2002, the assets and liabilities of the subsidiary were removed from the books of the Company and the remaining net liability was shown as a gain on liquidation.  As the only secured creditor, the Company subsequently received distributions of approximately $138,000 on March 1, 2004 and $76,000 on May 14, 2004 and reflected these as additional gain on liquidation, net of taxes. K-tel Marketing Ltd. had no operations during the fiscal years ended June 30, 2004, 2003 and 2002.

In June 2004, the Company received funds for the sale of assets and the collections of accounts receivables related to the March 2001 bankruptcy of  K-tel International, (USA), Inc.,  the Company ‘s music distribution subsidiary in the United States.  The Company received approximately $220,000 for assets sold by a third party and received approximately $113,000 in account receivable collections.  These receipts were reflected as a gain on liquidation, net of taxes.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001 respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at June 30, 2004 and 2003 and losses from discontinued operations relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany (See Note 6).

Liquidity

During the years ended June 30, 2004, 2003 and 2002, the Company incurred net losses from continuing operations of $382,000, $311,000 and $414,000, respectively, and used $618,000, $172,000, and $1,987,000 of cash in operating activities. Additionally, the Company had a working capital deficit of $10,910,000 at June 30, 2004.

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

During the quarter ended March 31, 2004, the Company began to consolidate the financial statements of Lancaster Trading Limited (Lancaster), a variable interest entity of which the Company determined it was the primary beneficiary (see Note 12).

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $133,000 at June 30, 2004 and $220,000 at June 30, 2003.

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

Cash and Cash Equivalents – Cash and cash equivalents consist principally of cash and short-term, highly liquid investments with original maturities of less than ninety days. At June 30, 2004 and 2003 $94,000 and $25,000 was held at various financial institutions in Europe.

Accounts Receivable - Accounts receivable balances are presented net of allowances. The Company determines its allowances by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous history, and the customer’s current ability to pay obligations to the Company. The Company writes off accounts receivables when they become uncollectible.

Inventories – Inventories, which consists of finished goods that include all direct product costs, are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Owned Catalog Masters – The Company capitalizes the costs to purchase owned master recordings at the time of acquisition. These costs are amortized over the estimated useful life of these master recordings, which is generally seven years and represents management’s best estimate of the average period of value. Amortization expense for the years ended June 30, 2004, 2003 and 2002 was $190,000, $238,000 and $238,000, respectively.

Estimated amortization expense for the owned catalog masters is as follows for the years ended June 30:

2005	$173,000
2006	159,000
2007	142,000
2008	118,000
2009	64,000
$656,000

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $110,000, $200,000, and $172,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

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

Stock-based Compensation – The Company accounts for stock-based awards to employees using the intrinsic value method, whereby the options are granted at market price, and therefore no compensation costs are recognized. If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans, the Company’s pro-forma net loss, basic and diluted loss per common share would have been as follows:

	Fiscal Year Ended June 30,
	2004	2003	2002
Net income (loss) (in thousands):
As reported	$(87)	$(892)	$300
Pro forma	$(258)	$(907)	$(172)

Basic and Diluted EPS:
As reported	$(.01)	$(.06)	$.02
Pro forma	$(.02)	$(.06)	$(.01)

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the fiscal years ended June 30, 2004, 2003 and 2002, weighted average options to purchase 2,574,839, 442,900, and 2,273,839 shares of common stock, with weighted average exercise prices of $.39, $1.95, and $5.89 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

Reclassifications – Certain reclassifications have been made to the 2003 financial statements to conform with the 2004 financial statement presentation. These reclassifications did not affect earnings as previously reported.

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

3.             NOTES PAYABLE TO AFFILIATE AND OTHER

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.0% at June 30, 2004 and 2003), expires July 20, 2008, and is subordinated to the Foothill loan (see below).   The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,165,000 and $7,282,000 as of June 30, 2004 and 2003 respectively under the K-5 Facility. At June 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008,  provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.0% at June 30, 2004 and 2003) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2004 and 2003, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility of $45,000 and $250,000 at June 30, 2004 and 2003, respectively, with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 and $260,000 at June 30, 2004 and 2003, respectively, provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices. Borrowings bore interest of 2.0% per annum over the base rate (a total of 6.0% at June 30, 2004 and 5.75% at June 30, 2003) but were subject to a minimum of 6.0% per annum. K-tel had an outstanding balance of $233,000 as of June 30, 2003 with no balance outstanding as of June 30, 2004.  This overdraft privilege borrowing facility was canceled at the end of calendar 2004.

4.             INCOME TAXES

The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

The provision  for income taxes consists of the following for the years ended June 30 (in thousands):

	2004	2003	2002

Income (loss) before provision (benefit) for income taxes:
United States	$277	$196	$(295)
Foreign	(364)	(1,088)	595
Total	$(87)	$(892)	$300

Provision for income taxes:
Current
United States	$—	$—	$—
Foreign	—	—	—

Total provision for income taxes	$—	$—	$—

A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 was as follows:

	2004	2003	2002

Federal statutory rate	(34)%	(34)%	(34)%
State Taxes, net of Federal benefit	(2)	(2)	(2)
Valuation allowance	36	36	36
	—%	—%	—%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Temporary differences, which are all deferred tax assets, were as follows (in thousands):

	June 30, 2004	June 30, 2003

Net operating loss carryfowards	$15,637	$20,875
Alternative minimum tax credits	439	432
Foreign tax credit	325	325
Reserve for returns	221	280
Depreciation and amortization	(64)	267
Royalty reserves	96	145
Inventory reserves	40	36
Nondeductible accruals	83	55
Allowance for bad debts	—	—
Valuation allowance	(16,777)	(22,415)
	$—	$—

A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability of these assets is more likely than not.

For U.S. tax reporting purposes, the Company has net operating loss carryforwards (“NOL”) of approximately $43,400,000. However, of the amount available through 2013 and 2020, $20,100,000 of the NOL relates to deductions associated with the exercise of stock options. The tax benefit of approximately $7,236,000 associated with this stock option deduction will be recorded as additional paid-in capital if and when realized. The NOL carryforwards may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $432,000 in U.S. federal alternative minimum tax credits and $325,000 in foreign tax credits, which may be utilized in the future to offset any regular corporate income tax liability.

5.                                      CAPITAL TRANSACTIONS

Stock Option Plan

The Company has a Stock Option Plan for officers, directors, and employees of the Company. Under the terms of this plan the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, the timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options and nonqualified stock options. The Company’s 1987 plan, which has expired, covered a maximum of 700,000 shares of common stock, of which options for the purchase of 1,000 shares remain outstanding and exercisable. In February 1997, the Company’s Board of Directors approved a new stock option plan covering a maximum of 600,000 shares of common stock, which was subsequently amended to 5,000,000 through shareholder amendments in February 1999, January 2000 and November 2000. There were options of 2,037,605 net shares granted under this plan as of June 30, 2004, of which 1,011,111 have been exercised. Any options cancelled are available for future grants. No options granted have expired.

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

Restricted and Non-Qualified Stock Options

In addition to stock options granted under the terms of the Stock Option Plan, the Board of Directors has the sole authority to grant employees, officers and directors incentive stock options and non-qualified stock options outside the Stock Option Plan. The Board of Directors determines the type, size and terms of the grants, timing of the grants, the duration of the exercise period and any other matters pertaining to options or awards granted outside of the Stock Option Plan. There were options on 2,492,939 net shares granted outside the Stock Option Plan as of June 30, 2004.

The share information for all plans is summarized below:

			Weighted
	Incentive Stock	Non-Qualified	Average
	Options	Stock Options	Exercise Price
Outstanding June 30, 2001	2,292,389	44,500	$5.77

Adjustment (1)	(2,105,045)	2,105,045
Cancelled	(36,050)	(27,000)	5.86
Outstanding June 30, 2002	151,294	2,122,545	$5.89

Granted	10,000	300,000.05
Cancelled	(73,394)	(2,067,545)	5.86
Outstanding June 30, 2003	87,900	355,000	$1.95

Granted	—	2,137,939.08
Cancelled	(6,000)	—	5.30
Outstanding June 30, 2004	81,900	2,492,939	$.39

(1)                            Adjustment reflects options disclosed previously as incentive that should have been recorded as non-qualified.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2004:

Options Outstanding and Exercisable
Exercise Prices			Weighted Average
	Weighted	Number	Remaining
Range	Average	of Shares	Contractual Life
$0.05 - 0.08	$0.08	2,447,939	9.3 years
$1.75	$1.75	1,000	2.3 years
$3.06	$3.06	400	3.3 years
$5.51 - 6.00	$5.66	92,500	5.6 years
$8.73	$8.73	33,000	5.7 years
		2,574,839

The weighted average fair value of options granted in fiscal 2004 was $.08 and fiscal 2003 was $.05. No options were granted in fiscal 2002. Because the fair value provisions have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost (See Note 1) may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

	2004	2003	2002
Risk-free interest rate	4.00%	4.00%	5.00%
Expected life	10 years	10 years	5 years
Expected volatility	220%	220%	150%
Expected dividend yield	None	None	None

6.                                      COMMITMENTS AND CONTINGENCIES

RTL Shopping S. A.

The Company was named in a lawsuit filed in France brought by RTL9, a French cable TV station. The action sought damages in the approximate amount of 20 million French Francs, or approximately $2.8 million. Initially, RTL9 was named as a defendant in a suit brought by a competitor of K-tel Marketing Ltd. alleging that RTL9 ran a commercial for K-tel Marketing which presented a product under brand names alleged to infringe on the competitor’s own trademarks and also translated an English language script indicating that the product was “just like” or “as good as” others into “better than” in French, contrary to French law. The suit alleged trademark infringement, unfair competition, illicit comparative advertising and passing off. RTL9 then sued K-tel Marketing on October 4, 2000, pursuant to an indemnification provision the parties had entered into. Subsequently, K-tel Marketing went into liquidation and RTL9 filed a suit in March 2000 against K-tel International, Inc. under its agreement to guarantee payment for the commercial time. On May 28, 2001, RTL9 presented documents in court identifying K-tel International (USA), Inc. as a target of its claim. On September 3, 2001, the Company filed documents disputing the claim and advising the court of K-tel International (USA), Inc.’s Chapter 7 bankruptcy filing.

After the Company advised the Court that RTL9 had no basis for a complaint against the Company, RTL9 proposed to drop its lawsuit. On September 23, 2003, RTL9 and the Company signed an agreement terminating the suit. The final disposition of the lawsuit was confirmed by the Court at a trial hearing involving only the two remaining parties to the lawsuit.  There was no financial settlement with the termination of the lawsuit.

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Tristar Products, Inc. This action arose out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar agreed to indemnify K-tel for injuries and damages arising out of the resale of those goods.

On April 30, 2001, Tristar asserted a patent and trademark/ trade-dress counterclaim against K-tel for allegedly passing off a product called the “K-tel Hook and Hang” while allegedly a distributor of the original patented Tristar Hook and Hang product. The Company denies the allegation because it never was a distributor of this or any similar product.

On December 30, 2004, a Mutual General Release and Settlement Agreement was signed by K-tel and Tristar,  whereby both companies agreed to mutual releases and Tristar agreed to pay K-tel $350,000.  The payment of $350,000 was received February 18, 2005.

Other Litigation and Disputes

K-tel and its subsidiaries are also involved in other legal actions in the ordinary course of their business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect on the consolidated financial position or results of operations of K-tel.

Leases

The Company has entered into several office and warehouse leases which expire through 2005. Commitments under these leases are $221,000 in 2005, and $31,000 in 2006. Replacement space is anticipated to be obtained at similar rates. Rental expense was $228,000 in 2004, $254,000 in 2003, and $216,000 in 2002.

7.                                      SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

Two customers accounted for approximately 19.1% and 10.1% respectively, of K-tel’s revenue for the year ended June 30, 2004 and had accounts receivable balances of $321,000 and $320,000, respectively at June 30, 2004. The loss of, or a substantial reduction in, business from any of these customers would have a material adverse effect on the Company.

See Note 3 for information regarding debt transactions with related parties.

The Company purchased approximately $502,000 in the year ended June 30, 2004, $463,000 in the year ended June 30, 2003 and $366,000 in the year ended June 30, 2002 of music entertainment and consumer convenience products from   K-5, the Company’s largest shareholder controlled by Philip Kives, Chairman of the Board, President and Chief Executive Officer of K-tel. There were trade payables to K-5 of $390,000 at June 30, 2004 and $371,000 at June 30, 2003.

The Company had no sales of products to K-5 during the years ended June 30, 2004, 2003 and 2002. There was a balance receivable from K-5 at June 30, 2004 of $113,000 and June 30, 2003 of $73,000. No interest was charged on the related outstanding balances during fiscal years 2004, 2003 and 2002.

All future transactions between the Company, its officers, directors and principal shareholders and its affiliates will be approved by the audit committee of its board of directors.

8.             RETIREMENT PLANS

Pension Plan

The Company has a pension plan for its U.K. employees. Contributions to the Plan by the Company on behalf of the eligible employees were terminated effective February 15, 2001 and all benefit accruals under the Plan ceased. Summary plan information is as follows:

	(In Thousands)
	Pension Benefits
	2004	2003

Net periodic cost:

Interest cost	$44	$23
Expected return on assets	(42)	(63)
Amortization of transition amount	(16)	(15)
Actuarial loss	9	—

Net periodic benefit cost	$(5)	$(55)

Change in benefit obligation:
Benefit obligation at beginning of year	$764	$417
Interest cost	44	23
Actuarial loss	77	284
Exchange rate adjustment	72	40

Benefit obligation at end of year	$957	$764

Change in plan assets:
Fair value of plan assets at beginning of year	$712	$601
Actual return on plan assets	42	63
Exchange rate adjustment	69	48

Fair value of plan at end of year	$823	$712

The employer is not expected to contribute to the plan in fiscal 2005.

The Company’s pension plan asset target allocation for 2005 and actual asset allocations are as follows at June 30:

	Target	Percentage of Plan Assets
	2005	2004	2003
Asset category:
Short-tem liquid investments	100%	100%	100%

The Company’s investment strategy with respect to pension plan assets is to continue to hold the plan asset in a deposit administration fund, which is similar to a bank account. Interest is added to the fund at a rate declared by Swiss Life.

(In Thousands)	2004	2003
Reconciliation of funded status:
Funded status	$(134)	$(51)
Unrecognized actuarial loss	265	180
Unrecognized transition amount	(185)	(183)

Unfunded accrued pension cost	$(54)	$(54)

	2004	2003
Statement of financial position:
Unfunded accrued pension cost	$(54)	$(54)
Additional minimum liability	(74)	—
Accumulated other comprehensive income	74	—

Recognized amount	$(54)	$(54)

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST FOR THE YEARS ENDED JUNE 30:

	2004	2003	2002
Discount rate	5%	9%	5%
Expected return on plan assets	4.25%	5%	5%
Rate of compensation increase	0%	0%	0%

WEIGHTED-AVERAGE ASSUMPTION USED TO DETERMINE BENEFIT OBLIGATIONS AS OF JUNE 30:

	2004	2003
Discount rate	5.75%	5%
Rate of compensation increase	N/A	N/A

r

Money Purchase Plan

The Company’s U.K. subsidiaries contribute amounts for their employees to a money purchase defined contribution plan. The Company has contributed $77,000, $51,000 and $26,000 for the years ended June 30, 2004, 2003 and 2002.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Fiscal Years Ended June 30,		Music	Licensing	Other	Total Company

Net Sales	2004	$4,763	$1,916	$—	$6,679
	2003	4,454	2,780	—	7,234
	2002	3,773	3,118	—	6,891

Operating Income (Loss)	2004	$(992)	$959	$—	$(33)
	2003	(1,010)	1,159	—	149
	2002	(1,439)	1,393	—	(46)

Assets	2004	$3,519	$664	$313	$4,496
	2003	2,900	2,128	273	5,301
	2002	2,679	1,668	263	4,610

GEOGRAPHIC INFORMATION (in thousands)

Fiscal Years Ended June 30,		United States	Europe	Total

Net Sales	2004	$3,836	$2,843	$6,679
	2003	4,949	2,285	7,234
	2002	3,949	2,942	6,891

Assets	2004	$2,148	$2,348	$4,496
	2003	3,889	1,412	5,301
	2002	2,792	1,818	4,610

10.                              RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation (FIN 46R), Consolidation of Variable Interest Entities. FIN 46R is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46R applies to variable interest entities created or obtained after January 31, 2003 and it applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company began consolidating a variable interest entity during the quarter ending March 31, 2004 (see Note 12).

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classifications in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of Statement 150 did not have an impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for the share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2007. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company has begun, but has not completed, evaluating the impact of the adoption of SFAS 123R on its results of operations. In connection with evaluating the impact of SFAS 123R, the Company is considering the potential implementation of different valuation methods to determine the fair value of share-based compensation. The Company believes the adoption of SFAS 123R will not have a material impact on our results of operations, regardless of the valuation method used.

11.                               INTERIM FINANCIAL DATA (UNAUDITED)

Restatement of Fiscal 2004 Interim Financial Data

In September 2004, the Company discovered that the former Chief Financial Officer of its UK subsidiary misappropriated funds from the Company’s UK subsidiary and a customer of such subsidiary. The Company terminated the employee, undertook a full-scale investigation of the matter, retained a forensic auditing firm and dismissed the accounting firm in the UK that audited the UK subsidiary’s financial books and records. Based upon the estimates of the Company’s forensic auditor, it was determined that the former employee misappropriated approximately $924,000 from the Company’s UK subsidiary and approximately $344,000 from a customer of such subsidiary beginning approximately in January 2001 and continuing until September 2004. Further, the Company spent approximately $150,000 investigating the misappropriation. Through negotiations with the former employee, the Company’s UK subsidiary and its customer have received an aggregate of approximately $1,495,000 including interest and an additional $100,000 is expected to be recovered. The Company’s UK subsidiary has received a deed of guarantee in connection with this remaining obligation and it expects to collect the remaining amount owed on or before February 15, 2008.

For the fiscal year ending June 30, 2004, the misappropriation understated sales by $4,000 in the quarter ending September 30, 2003. Product costs were overstated by $13,000, $2,000, $63,000 and $72,000 and selling and general and administrative expenses by $28,000, $43,000, $53,000 and $62,000 for the quarters ending September 30, 2003, December 31, 2003, March 31, 2004 and June 30, 2004, respectively.

The Company recorded account receivable amounts relating to the misappropriated funds of approximately $857,000 and $545,000 at June 30, 2004 and June 30, 2003 respectively, to the consolidated balance sheet. At June 30, 2004 the consolidated balance sheet accounts receivable amount also includes approximately $324,000 from a Lancaster receivable relating to the misappropriated funds (see Note 12).

Statements of operations previously reported for each of the quarters of fiscal year 2004 have been restated as follows:

Fiscal 2004 Interim Financial Data

Quarterly Financial Information (Unaudited)

	Three Months Ended,
	September 30, 2003	December 31, 2003	March 31, 2004
	AS FILED	AS FILED	AS FILED
Net sales	$1,618	$1,759	$1,647
Gross profit	$949	$899	$849
Advertising, selling, general & administrative	$909	$986	$1,040
Operating income (loss)	$40	$(87)	$(191)
Net loss	$(129)	$(227)	$(196)
Basic and diluted net loss per common share	$(.01)	$(.02)	$(.01)
Shares used in computing basic and diluted net loss per common share	13,654	13,654	13,654

	Three Months Ended,
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	AS RESTATED	AS RESTATED	AS RESTATED
Net sales	$1,622	$1,759	$1,647	$1,651
Gross profit	$966	$902	$912	$965
Advertising, selling, general & administrative	$881	$943	$987	$967
Operating income (loss)	$85	$(40)	$(71)	$(7)
Net income (loss)	$(84)	$(180)	$(76)	$253
Basic and diluted net loss per common share	$(.01)	$(.01)	$(.01)	$.02
Shares used in computing basic and diluted net loss per common share	13,654	13,654	13,654	13,654

Fiscal 2003 Interim Financial Data

Quarterly Financial Information (Unaudited)

	Three Months Ended,
	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003

Net sales	$1,498	$1,874	$1,923	$1,939
Gross profit	$908	$998	$957	$1,271
Advertising, selling, general & administrative	$983	$968	$1,075	$959
Operating income (loss)	$(75)	$30	$(118)	$312
Net income (loss)	$(485)	$(358)	$(383)	$334
Basic and diluted net income (loss) per common share	$(.04)	$(.03)	$(.03)	$.02
Shares used in computing basic and diluted net loss per common share	13,654	13,654	13,654	13,654

12.                               CONSOLIDATION OF VARIABLE INTEREST ENITITY

The company sells certain products to and buys from Lancaster, a company established in the U.K. In accordance with FASB Interpretation 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46 (R)), the Company determined that Lancaster is a variable interest entity and that the Company is the primary beneficiary of this entity.  The Company was required to apply the guidance of FIN 46 (R) for periods ending after March 15, 2004, and accordingly, during the quarter ended March 31, 2004, the financial statements of Lancaster were consolidated with those of the Company.

As of June 30, 2004, the consolidated financial statements included approximately $347,000 of current assets and $241,000 of current liabilities related to Lancaster.  Lancaster’s current assets include approximately $324,000 of amounts receivable related to the misappropriation of assets as described in Note 11.  Sales and purchases between Lancaster and the Company have been eliminated in consolidation, and the additional effects of Lancaster on the Company’s operations were not material.

13.                               SUBSEQUENT EVENT

K-tel International, Inc., through a wholly owned subsidiary, entered into a trademark license agreement with BCI Eclipse Company, LLC (“BCI”), a subsidiary of Navarre Corporation, effective October 10, 2005.  K-tel, through a wholly owned subsidiary, also entered into a phonograph record license agreement with BCI effective October 16, 2005.

Pursuant to the trademark license agreement, K-tel has granted to BCI a license to use its trademarks, K-TEL® and K-tel’s circular design logo.  The agreement, which runs for an initial term of fourteen months, grants BCI the exclusive license to use the marks in the United States in a field of use limited to the sale and distribution of compact discs and DVDs.  The marks may be used in connection with distribution of K-tel’s music titles as well as products owned by third parties and released by BCI.  The products which may be distributed using the marks exclude digital downloads, but include tangible products which may be marketed digitally.  The marks may not be used in connection with TV and/or radio-advertised and mail order packages.  The agreement provides for royalties of $0.30 per compact disc on a minimum of 80% of the compact discs using the K-tel mark and between $0.27 and $0.29 on the balance, with the payments due after BCI receives payment from its customers.  BCI paid K-tel a $100,000 advance against royalties upon execution of the agreement.  The advance is recoupable by BCI out of 50% of the royalties otherwise payable to K-tel.  After the initial term, BCI has the right to extend the term for one year if K-tel has earned royalties based on products shipped including the advance totaling $350,000 or BCI has made make-up payments in such amount, and for a second year extension if BCI has earned royalties based on products shipped of $450,000 in the first extension term.

Pursuant to the phonograph record license agreement, K-tel, through a wholly owned subsidiary, licensed master recordings from K-tel’s master recording catalog for a period of two years commencing on the initial release date of each titled album from the catalog.  The initial term of the agreement expires on December 31, 2006 and BCI has the right to extend the term for one year if it has earned royalties based on products shipped, including the advance, totaling $350,000, or has made make-up payments in such amount, and for a second year extension if BCI has earned royalties based on products shipped of $450,000 during the first extension period.  The nonexclusive license allows BCI to make reproductions of K-tel’s master recordings in audio compact disc and DVD formats.  The agreement provides for non-returnable advances of $150 per licensed master recoupable against royalties payable when BCI receives payment from their customers at the rate of $0.03 per pre-recorded licensed master and $0.04 per original licensed master embodied in any album.  The territory of the license is the U.S. and Canada.  The license allows BCI to compile master recordings and manufacture, distribute and sell albums in compact disc format through retail stores, online retail stores and record and video club sales channels under K-tel’s licensed marks.

SCHEDULE II

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30,

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Net Sales	Charged to Other Accounts (1)	Deductions		Balance at End of Period
Allowance for Doubtful Accounts

2004	$25	$24	$2	$(47	)(2)	$4
2003	$68	$62	$9	$(114	)(2)	$25
2002	$33	$50	$5	$(20	)(2)	$68

Reserve for Returns

2004	$220	$375	$1	$(463)		$133
2003	$46	$447	$—	$(273)		$220
2002	$50	$55	$6	$(65)		$46

(1) Exchange rate change

(2) Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 1-07115)).

3.2	Restated By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (File No. 1-07115)).

4	See Exhibits 3.1 and 3.2.

10.1	1987 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1987 (File No. 1-07115)).

10.2	1997 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 1-07115)).

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

10.13

Credit Agreement between the Company and K-5 Leisure Products, Inc. dated September 27, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 1-07115)).

10.14

$8,000,000 principal amount Note between the Company and K-5 Leisure Products, Inc. dated September 27, 1999 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 1-07115)).

10.15

Amendment to Credit Agreement and Note between the Company and K-5 Leisure Products, Inc. dated February 12, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 (File No. 1-07115)).

10.16

Trademark license agreement dated effective October 10, 2005, between Dominion Entertainment, Inc. and BCI Eclipse Company, LLC (incorporated by reference to the Company’s Report on Form 8-K filed on August 29, 2006 (File No. 1-07115)).

10.17

Phonograph record license agreement between Dominion Entertainment, Inc. and BCI Eclipse Company, LLC, effective October 16, 2005 (incorporated by reference to the Company’s Report on Form 8-K filed on August 29, 2006 (File No. 1-07115)).

10.18

Digital music download sales agreement dated October 10, 2003, between Dominion Entertainment, Inc. and Apple Computer, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed on August 29, 2006 (File No. 1-07115)).

10.19	Amendment Number Two to Loan Agreement and Security Agreement between the Company and K-5 Leisure Products, Inc., as assignee of Foothill Capital Corporation dated July 20, 2005.

10.20	Amendment Number Two to Credit Agreement and Note between the Company and K-5 Leisure Products, Inc. dated July 20, 2005.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.