Form 10-Q
period 2004-09-30
K TEL INTERNATIONAL INC
filed 2006-09-18
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐    No☒

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

Yes ☐ No ☒

As of September 15, 2006, the registrant had 13,653,738 shares of common stock outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTH PERIOD

ENDED SEPTEMBER 30, 2004

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands – except share data)

	September 30,	June 30,
	2004	2004

ASSETS

Current Assets:
Cash and cash equivalents	$27	$147
Accounts receivable, net of allowance for doubtful accounts of $4 and $4	3,353	2,691
Inventories	472	561
Royalty advances	31	50
Prepaid expenses and other	288	308
Total Current Assets	4,171	3,757

Property and equipment, net of accumulated depreciation and amortization of $1,103 and $1,506	115	83

Owned catalog masters, net of accumulated amortization of $2,986 and $2,942	625	656

	$4,911	$4,496

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable to affiliate and other	$11,372	$11,165
Accounts payable	1,613	1,432
Accrued royalties	2,027	1,907
Reserve for returns	147	133
Net liabilities of discontinued operations	31	30
Total Current Liabilities	15,190	14,667

Shareholders’ Deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,619)	(31,466)
Accumulated other comprehensive loss	(88)	(133)
Total Shareholders’ Deficit	(10,279)	(10,171)

	$4,911	$4,496

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended
	September 30,
	2004	2003

Net Sales	$1,836	$1,622
Costs and Expenses:
Cost of goods sold	921	656
Advertising	27	43
Selling, general and administrative	917	838
Total Costs and Expenses	1,865	1,537
Operating Income (Loss)	(29)	85

Other Expense:
Interest expense	(145)	(117)
Other	22	(11)
Total Other Expense	(123)	(128)
Loss from Continuing Operations	(152)	(43)

Loss from Discontinued Operations, net of taxes	(1)	(41)
Net Loss	$(153)	$(84)

Loss per Share - Basic and Diluted:
Continuing Operations	$(.01)	$(.01)
Discontinued Operations	—	—
Net Loss	$(.01)	$(.01)

Shares used in the calculation of loss per share - Basic and Diluted:	13,654	13,654

Comprehensive Loss:
Net loss	$(153)	$(84)
Translation adjustment	45	—
Comprehensive Loss	$(108)	$(84)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

 (in thousands)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from Operating Activities:
Net loss	$(153)	$(84)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	63	63
Loss on disposal of property and equipment	(11)	(1)
Discontinued operations	1	14
Changes in operating assets and liabilities:
Accounts receivable, net	(655)	26
Inventories	88	52
Royalty advances	18	17
Prepaid expenses	18	87
Accounts payable	186	(98)
Accrued royalties	119	(4)
Reserve for returns	14	(13)
Cash provided by (used in) operating activities	(312)	59

Cash flows from Investing Activities:
Proceeds from sale of property and equipment	—	12
Purchases of property and equipment	(62)	(6)
Cash provided by (used in) investing activities	(62)	6

Cash flows from Financing Activities:
Borrowings on notes payable	1,033	431
Payments on notes payable	(827)	(1,476)
Cash provided by (used in) financing activities	206	(1,045)

Effect of exchange rates on cash	48	(39)

Net decrease in cash and cash equivalents	(120)	(1,019)

Cash and cash equivalents at beginning of period	147	1,219

Cash and cash equivalents at end of period	$27	$200

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

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of house wares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at September 30, 2004 and June 30, 2004, and losses from discontinued operations for the three months ended September 30, 2004 and 2003, relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Liquidity

During the three months ended September 30, 2004 and 2003, the Company incurred net losses from continuing operations of $152,000 and $43,000, respectively. Operating activities used $312,000 of cash during the three months ended September 30, 2004 and provided $59,000 of cash in the three months ended September 30, 2003. Additionally, the Company had a working capital deficit of $11,019,000 at September 30, 2004.

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

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2004 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended June 30, 2004.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

During the quarter ended March 31, 2004, the Company began to consolidate the financial statements of Lancaster Trading Limited (“Lancaster”), a variable interest entity of which the Company determined it was the primary beneficiary.  Sales and purchases between Lancaster and the Company have been eliminated in consolidation, and the additional effects of Lancaster on the Company’s operations were not material.

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenue. The Company’s reserve for returns was $147,000 at September 30, 2004 and $133,000 at June 30, 2004.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $27,000 and $43,000 for the three month periods ended September 30, 2004 and 2003, respectively.

Foreign Currency - The operations of foreign subsidiaries are measured in local currencies. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a component of accumulated other comprehensive income or loss.

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

	Three Months Ended
	September 30,
	2004	2003
Net loss (in thousands):
As reported	$(153)	$(84)
Pro forma	$(153)	$(84)

Basic and Diluted EPS:
As reported	$(.01)	$(.01)
Pro forma	$(.01)	$(.01)

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the three month periods ended September 30, 2004 and 2003, weighted average options to purchase 2,564,839 and 442,900 shares of common stock, with weighted average exercise prices of $.36 and $1.95 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

Use of Estimates - Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Principal estimates include allowances for bad debt, inventory valuation, return reserves, royalty obligations, purchase commitments and product replacement costs. Actual results could differ from those estimates used by management.

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.75% at September 30, 2004), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,372,000 and $7,165,000 as of September 30, 2004 and June 30, 2004 respectively under the K-5 Facility. At September 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.75% at September 30, 2004) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2004 and June 30, 2004, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices.   K-tel had no outstanding balance as of September 30, 2004 and June 30, 2004.

4.             COMMITMENTS AND CONTINGENCIES

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

Subsequently, on December 30, 2004, a Mutual General Release and Settlement Agreement was signed by K-tel and Tristar, whereby both companies agreed to mutual releases and Tristar agreed to pay K-tel $350,000.  The payment of $350,000 was received February 18, 2005.

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

Subsidiary’s Liquidation

The Company discontinued its United States subsidiary, K-tel Consumer Products, Inc., in February 2001. This closing represents the discontinuation of the Company’s consumer products division and accordingly has been presented in the accompanying financial statements as discontinued operations. In addition, in March 2001, the Company’s music distribution subsidiary in the United States, K-tel (USA) ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.

In fiscal 2004, $214,000 was received from the liquidation of K-tel Marketing LTD., the Company also received approximately $333,000 in fiscal 2004 from the sale of assets and account receivable collections related to the March 2001 bankruptcy of K-tel International, (USA), Inc.

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

The retail music segment consists primarily of the sales of pre-recorded music from the Company’s music master catalog. The Company sells compact discs and DVDs directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

In the licensing segment, the Company licenses the rights to its master music catalog, consisting of original recordings and re-recordings of music from the 1950’s through today, to third parties world-wide for use in albums, films, television programs, commercials and for electronic down loads to various media formats, for either a flat fee or a royalty based on the number of units sold.

Operating profits or losses of these segments include an allocation of general corporate expenses. Depreciation and amortization and capital additions are not significant and have therefore been excluded from the presentation.

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Three Months Ended September 30,		Music	Licensing	Other	Total Company

Net Sales	2004	$1,531	$305	$—	$1,836
	2003	1,103	519	—	1,622

Operating Income (Loss)	2004	$55	$(84)	$—	$(29)
	2003	(61)	146	—	85

Assets	2004	$4,034	$651	$226	$4,911
	2003	2,999	818	286	4,103

GEOGRAPHIC INFORMATION (in thousands)

Three Months Ended September 30,	United States	Europe	Total

Net Sales
2004	$1,016	$820	$1,836
2003	965	657	1,622

Assets
2004	$2,271	$2,640	$4,911
2003	2,309	1,794	4,103

6.             SUBSEQUENT EVENTS

Business and Liquidity

Effective October 10, 2005, K-tel, through a wholly owned subsidiary, entered into a trademark license agreement with BCI Eclipse Company, LLC (“BCI”) and effective October 16, 2005, entered into a phonograph record license agreement with BCI.

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

A.            RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2004 were $1,836,000 an increase of 13.2% from sales of $1,622,000 for the three month period ended September 30, 2003. This increase was attributed to increased music sales due to new products released in both the United Kingdom and the United States. The net loss for the three month period ended September 30, 2004 was $153,000, or $.01 per share, compared to a loss of $84,000, or $.01per share, for the three month period ended September 30, 2003.

General corporate expenses of $173,000 and $212,000 for the three months periods ended September 30, 2004 and 2003, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,531,000 for the three month period ended September 30, 2004 compared to $1,103,000 for the three month period ended September 30, 2003, an increase of $428,000, or 38.7%. The overall increase was primarily due to increased sales of an expanded product offering during the three months ended September 30, 2004.

Cost of goods sold in the music segment increased to 53.9% of sales for the three month period ended September 30, 2004 compared to 52.3% of sales for the three month period ended September 30, 2003 reflecting increased production costs in the United Kingdom.  Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, increased to $27,000 for the three month period ended September 30, 2004 compared to $23,000 for the three month period ended September 30, 2003.

Selling, general and administrative expenses were $616,000, or 40.2% of sales for the three month period ended September 30, 2004 compared to $545,000, or 49.4% of sales for the three month period ended September 30, 2003. The primary reason for the decrease in expenses was the efforts to reduce overhead costs in the Company’s offices in the United Kingdom and the United States.

The music segment incurred operating income of $55,000 for the three month period ended September 30, 2004 compared to an operating loss of $61,000 for the three month period ended September 30, 2003.

Licensing

Licensing revenue was $305,000 for the three month period ended September 30, 2004 compared to $519,000 for the three month period ended September 30, 2003, a decrease of 41.3% reflecting a general reduction in licensing activity in the music industry.  The Company is concentrating its efforts on building licensing arrangements in several other segments of the entertainment industry.  In September 2004, the Company began licensing its master music catalog to several companies that offer electronic downloads via their internet sites.

Royalty costs within the segment increased to $88,000 for the three month period ended September 30, 2004 compared to $78,000 for the three month period ended September 30, 2003 due primarily to the timing in recording the royalty expense in the United Kingdom.

Selling, general and administrative expenses remained flat at $301,000 for the three month period ended September 30, 2004 compared to $295,000 for the three month period ended September 31, 2003.

There was an operating loss in the licensing segment of $84,000 for the three month period ended September 30, 2004 compared to operating income of $146,000 for the three month period ended September 30, 2003, a decrease of $230,000.

B.            LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (4.75% at September 30, 2004), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,372,000 and $7,165,000 as of September 30, 2004 and June 30, 2004 respectively under the K-5 Facility. At September 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (5.75% at September 30, 2004) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2004 and June 30, 2004, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices.   K-tel had no outstanding balance as of September 30, 2004 and June 30, 2004.

K-tel has been funding its operations in recent years through internally generated capital and secured loans from K-5. Assuming K-5 continues to advance funds sufficient to meet the Company’s needs, management currently believes that K-tel has sufficient cash and borrowing capacity to ensure the Company will continue operations for the foreseeable future. Although K-5 continues to advance funds sufficient to meet the Company’s needs at this time, there can be no assurance that this will be adequate or continue in the future or that K-tel will be able to obtain additional financing upon favorable terms when required.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the three month period ended September 30, 2004. For additional information, refer to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2004.

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

The Company did not maintain effective controls over cash disbursements and payroll transactions at its UK subsidiary. In September 2004, the Company discovered that the former Chief Financial Officer of its UK subsidiary misappropriated funds from the subsidiary and one of its customers. Adjustments related to the reversal of overstated expenses and the recovery of amounts misappropriated was included in the restatement of the Company’s consolidated financial statements for the years ended June 30, 2004 and 2003.

In response to the material weakness above, the Company terminated the employee, undertook a full-scale investigation of the matter, retained a forensic auditing firm and dismissed the accounting firm in the UK that audited the UK subsidiary’s financial books and records. In addition the Company hired a new Financial Controller and stringent internal control procedures were created and implemented for the Company’s purchasing, accounts payable, check signing, payroll, petty cash and financial reporting policies. Management believes that these procedures, implemented upon the discovery of the misappropriation of funds, will allow the Company to reestablish internal control over financial reporting.

During the Company’s quarter ended September 30, 2004, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Subsequently, on December 30, 2004, a Mutual General Release and Settlement Agreement was signed by K-tel and Tristar, whereby both companies agreed to mutual releases and Tristar agreed to pay K-tel $350,000.  The payment of $350,000 was received February 18, 2005.

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

In addition to the $214,000 from the liquidation of K-tel Marketing LTD., the Company also received approximately $333,000 in fiscal 2004 from the sale of assets and account receivable collections related to the March 2001 bankruptcy of K-tel International, (USA), Inc.

ITEM 6.  EXHIBITS

See “Index to Exhibits.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: September 18, 2006	/S/ PHILIP KIVES
PHILIP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: September 18, 2006	/s/ LARRY DUNMALL
LARRY DUNMALL
CHIEF FINANCIAL OFFICER

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.