Form 10-Q
period 2004-12-31
K TEL INTERNATIONAL INC
filed 2006-09-18
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

ENDED DECEMBER 31, 2004

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands – except share data)

	December 31,	June 30,
	2004	2004

ASSETS

Current Assets:
Cash and cash equivalents	$126	$147
Accounts receivable, net of allowance for doubtful accounts of $4 and $4	3,715	2,691
Inventories	526	561
Royalty advances	38	50
Prepaid expenses and other	269	308
Total Current Assets	4,674	3,757

Property and equipment, net of accumulated depreciation and amortization of $1,125 and $1,506	106	83

Owned catalog masters, net of accumulated amortization of $3,030 and $2,942	583	656

	$5,363	$4,496

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Notes payable to affiliate and other	$11,527	$11,165
Accounts payable	1,576	1,432
Accrued royalties	2,099	1,907
Reserve for returns	151	133
Net liabilities of discontinued operations	34	30
Total Current Liabilities	15,387	14,667

Shareholders’ Deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,429)	(31,466)
Accumulated other comprehensive loss	(23)	(133)
Total Shareholders’ Deficit	(10,024)	(10,171)

	$5,363	$4,496

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net Sales	$1,695	$1,759	$3,531	$3,381

Costs and Expenses:
Cost of goods sold	772	857	1,693	1,513
Advertising	40	32	67	75
Selling, general and administrative	873	910	1,790	1,748
Total Costs and Expenses	1,685	1,799	3,550	3,336
Operating Income (Loss)	10	(40)	(19)	45

Other Expense:
Interest expense	(157)	(120)	(302)	(237)
Other	125	—	147	(11)
Total Other Expense	(32)	(120)	(155)	(248)

Loss from Continuing Operations	(22)	(160)	(174)	(203)

Income (loss) from Discontinued Operations, net of taxes	212	(20)	211	(61)

Net Income (Loss)	$190	$(180)	$37	$(264)

Income (Loss) per Share – Basic and Diluted:
Continuing Operations	$—	$(.01)	$(.01)	$(.02)
Discontinued Operations	.02	—	.02	—
Net Income (Loss)	$.02	$(.01)	$.01	$(.02)

Shares used in the calculation of loss per share - Basic and Diluted	13,654	13,654	13,654	13,654

Comprehensive Income (Loss):
Net income (loss)	$190	$(180)	$37	$(264)
Translation adjustment	65	76	110	76

Comprehensive Income (Loss)	$255	$(104)	$147	$(188)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from Operating Activities:
Net income (loss)	$37	$(264)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	123	132
Loss on disposal of property and equipment	(11)	—
Discontinued operations	4	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	(908)	(30)
Inventories	47	(54)
Royalty advances	13	8
Prepaid expenses	43	(197)
Accounts payable	99	(525)
Accrued royalties	164	138
Reserve for returns	18	(8)
Cash used in operating activities	(371)	(806)

Cash flows from Investing Activities:
Purchases of property and equipment	(55)	(41)
Other	(13)	(6)
Cash used in investing activities	(68)	(47)

Cash flows from Financing Activities:
Borrowings on notes payable	2,320	1,483
Payments on notes payable	(1,958)	(1,819)
Cash provided by (used in) financing activities	362	(336)

Effect of exchange rates on cash	56	19

Net decrease in cash and cash equivalents	(21)	(1,170)

Cash and cash equivalents at beginning of period	147	1,219

Cash and cash equivalents at end of period	$126	$49

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

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at December 31, 2004 and June 30, 2004, and results from discontinued operations for the three and six months ended December 2004 and 2003, relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Liquidity

During the six months ended December 31, 2004 and 2003, the Company incurred net losses from continuing operations of $304,000 and $203,000, respectively. Operating activities used $371,000 and $806,000 of cash during the six months ended December 31, 2004 and 2003 respectively. Additionally, the Company had a working capital deficit of $10,713,000 at December 31, 2004.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (See Note 3), increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing, music downloads and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2004 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended June 30, 2004.

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

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenue. The Company’s reserve for returns was $151,000 at December 31, 2004 and $133,000 at June 30, 2004.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $67,000 and $75,000 for the six month periods ended December 31, 2004 and 2003, respectively.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Net Gain (Loss) (in thousands)
As reported	$190	$(180)	$37	$(264)
Pro forma	$190	$(180)	$37	$(264)

Basic and Diluted EPS
As reported	$.02	$(.01)	$.01	$(.02)
Pro forma	$.02	$(.01)	$.01	$(.02)

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the six month periods ended December 31, 2004 and 2003, weighted average options to purchase 2,564,839 and 953,630 shares of common stock, with weighted average exercise prices of $.36 and $.95, respectively, were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.   For the three month periods ended December 31, 2004 and 2003, weighted average options to purchase 2,564,839 and 1,464,360 shares of common stock, with weighted average exercise prices of $.36 and $.64, respectively, were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (5.25% at December 31, 2004), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,527,000 and $7,165,000 as of December 31, 2004 and June 30, 2004, respectively, under the K-5 Facility. At December 31, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (6.25% at December 31, 2004) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of December 31, 2004 and June 30, 2004, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At December 31, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices.   K-tel had no outstanding balance as of December 31, 2004 and June 30, 2004.  This overdraft privilege borrowing facility was canceled at the end of calendar year 2004.

4.             COMMITMENTS AND CONTINGENCIES

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Tristar Products, Inc. This action arose out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar hagreed to indemnify K-tel for injuries and damages arising out of the resale of those goods.

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

In fiscal 2004, $214,000 was received from the liquidation of K-tel Marketing LTD. The Company also received approximately $333,000 in fiscal 2004 from the sale of assets and account receivable collections related to the March 2001 bankruptcy of K-tel International, (USA), Inc.

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

In the licensing segment, the Company licenses the rights to its master music catalog, consisting of original recordings and re-recordings of music from the 1950’s through today, to third parties world-wide for use in albums, films, television programs, commercials, and for electronic down loads to various media formats, for either a flat fee or a royalty based on the number of units sold.

Operating profits or losses of these segments include an allocation of general corporate expenses. Depreciation and amortization and capital additions are not significant and have therefore been excluded from the presentation.

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Six Months Ended December 31,		Music	Licensing	Other	Corporate Elimination	Total Company

Net Sales	2004	$2,881	$650	$—	$—	$3,531
	2003	2,501	880	—	—	3,381

Operating Income (Loss)	2004	$(12)	$(7)	$—	—	$(19)
	2003	(54)	99	—	—	45

Assets	2004	$4,213	$587	$563	$—	$5,363
	2003	3,771	783	197	—	4,751

Three Months Ended December 31,

Net Sales	2004	$1,350	$345	$—	$—	$1,695
	2003	1,398	361	—	—	1,759

Operating Income (Loss)	2004	$(67)	$77	$—	$—	$10
	2003	(7)	(47)	—	—	(40)

GEOGRAPHIC INFORMATION (in thousands)

Six Months Ended December 31,		United States	Europe	Total

Net Sales	2004	$1,909	$1,622	$3,531
	2003	2,022	1,359	3,381

Assets	2004	$2,503	$2,860	$5,363
	2003	2,660	2,091	4,751

Three Months Ended December 31,

Net Sales	2004	$893	$802	$1,695
	2003	1,057	702	1,759

6.             SUBSEQUENT EVENT

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

A. RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 VERSUS DECEMBER 31, 2003

Net sales for the three month period ended December 31, 2004 were $1,695,000 a decrease of 3.6% from net sales of $1,759,000 for the three month period ended December 31, 2003. This decrease was attributed to decreased  music sales during the quarter ended December 31, 2004. The net income for the three month period ended December 31, 2004 was $190,000, or $.02 per share, compared to a net loss of $180,000, or $.01 per share, for the three month period ended December 31, 2003.

General corporate expenses of $170,000 and $237,000 for the three month periods ended December 31, 2004 and 2003, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,350,000 for the three month period ended December 31, 2004 compared to $1,398,000 for the three month period ended December 31, 2003, a decrease of $48,000, or 3.4%. The decrease was primarily due to a decrease in music DVD sales.

Cost of goods sold in the music segment increased to 57.4% of sales for the three month period ended December 31, 2004 compared to 55.6% of sales for the three month period ended December 31, 2003.  Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $40,000 for the three month period ended December 31, 2004 compared to $37,000 for the three month period ended December 31, 2003.

Selling, general and administrative expenses were $597,000, or 44.3% of sales for the three month period ended December 31, 2004 compared to $582,000, or 41.6% of sales for the three month period ended December 31, 2003. The primary reason for the increase was general and administrative expenses related to the German branch of K-tel Entertainment (UK) Ltd.

The music segment incurred an operating loss of $67,000 for the three month period ended December 31, 2004 compared to operating income of $7,000 for the three month period ended December 31, 2003.

Licensing

Licensing revenue was $345,000 for the three month period ended December 31, 2004 compared to $361,000 for the three month period ended December 31, 2003, a decrease of 4.4% reflecting reduced licensing activity.  The licensing segment had operating income of $77,000 for the three month period ended December 31, 2004 compared to operating an loss of $47,000 for the three month period ended December 31, 2003, an increase of $124,000.

The Company is concentrating its efforts on building licensing arrangements in several other segments of the entertainment industry.  In September 2004, the Company began licensing its master music catalog to several companies that offer electronic downloads via their internet sites.

SIX MONTHS ENDED DECEMBER 31, 2004 VERSUS DECEMBER 31, 2003

Net sales for the six month period ended December 31, 2004 were $3,531,000 compared to $3,381,000 for the six month period ended December 31, 2003. This increase was attributed to increased music sales offset by a decrease in licensing revenue. The net gain for the six month period ended December 31, 2004 was $37,000, or $.01 per share, compared to a net loss of $264,000, or $.02 per share, for the six month period ended December 31, 2003.

General corporate expenses of $343,000 and $449,000 for the six month periods ended December 31, 2004 and 2003, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $2,881,000 for the six month period ended December 31, 2004 compared to $2,501,000 for the six month period ended December 31, 2003, an increase of $380,000, or 15.2%.  The decrease in domestic sales was offset by an increase in music sales in the United Kingdom.  The increase was primarily due to increased sales of an expanded product offering during the six months ended December 31, 2004.

Cost of goods sold in the music segment increased to 55.5% of sales for the six month period ended December 31, 2004 compared to 54.1% of sales for the six month period ended December 31, 2003. Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, were $67,000 for the six month period ended December 31, 2004 compared to $75,000 for the six month period ended December 31, 2003.

Selling, general and administrative expenses were $1,213,000, or 42.2% of sales for the six month period ended December 31, 2004 compared to $1,126,000, or 45.0% of sales for the six month period ended December 31, 2003.  The primary reason for the increase in expenses was general and administrative expenses related to the German branch of K-tel Entertainment (UK) Ltd.

The music segment incurred an operating loss of $12,000 for the six month period ended December 31, 2004 compared to an operating loss of $54,000 for the six month period ended December 31, 2003.

Licensing

Licensing revenue was $650,000 for the six month period ended December 31, 2004 compared to $880,000 for the six month period ended December 31, 2003, a decrease of 26.1% reflecting reduced licensing activity in the United States and the United Kingdom.  The Company is concentrating its efforts on building licensing arrangements in several other segments of the entertainment industry.  In September 2004, the Company began licensing its master music catalog to several companies that offer electronic downloads via their internet sites.

Royalty costs within the segment decreased to $81,000 for the six month period ended December 31, 2004 compared to $160,000 for the six month period ended December 31, 2003 due primarily to the decrease in licensing revenue.

Selling, general and administrative expenses decreased to $576,000 for the six month period ended December 31, 2004 compared to $622,000 for the six month period ended December 31, 2003, a decrease of 7.4%.   The primary reason for the decrease was the Company-wide effort to reduce overhead expenses.

There was an operating loss in the licensing segment of $7,000 for the six month period ended December 31, 2004 compared to operating income of $99,000 for the six month period ended December 31, 2003, a decrease of $106,000.

B.            LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (5.25% at December 31, 2004), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,527,000 and $7,165,000 as of December 31, 2004 and June 30, 2004, respectively, under the K-5 Facility. At December 31, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (6.25% at December 31, 2004) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of December 31, 2004 and June 30, 2004, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At December 31, 2004, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices.   K-tel had no outstanding balance as of December 31, 2004 and June 30, 2004.  This overdraft privilege borrowing facility was canceled at the end of calendar year 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six month period ended December 31, 2004. For additional information, refer to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2004.

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

During the Company’s fiscal quarter ended December 31, 2004, there had been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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