Form 10-Q
period 2005-03-31
K TEL INTERNATIONAL INC
filed 2006-09-18
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

ENDED MARCH 31, 2005

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands – except share data)

	March 31,	June 30,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$1,329	$147
Accounts receivable, net of allowance for doubtful accounts of $4 and $4	1,641	2,691
Inventories	625	561
Royalty advances	40	50
Prepaid expenses and other	298	308
Total Current Assets	3,933	3,757

Property and equipment, net of accumulated depreciation and amortization of $1,139 and $1,506	91	83

Owned catalog masters, net of accumulated amortization of $3,073 and $2,942	540	656

	$4,564	$4,496

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Notes payable to affiliate and other	$11,294	$11,165
Accounts payable	1,424	1,432
Accrued royalties	1,972	1,907
Reserve for returns	147	133
Net liabilities of discontinued operations	32	30
Total Current Liabilities	14,869	14,667

Shareholders’ Deficit:
Common stock — 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,669)	(31,466)
Accumulated other comprehensive loss	(64)	(133)
Total Shareholders’ Deficit	(10,305)	(10,171)

	$4,564	$4,496

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net Sales	$1,316	$1,647	$4,847	$5,027

Costs and Expenses:
Cost of goods sold	405	735	2,098	2,247
Advertising	24	13	91	88
Selling, general and administrative	929	970	2,719	2,718
Total Costs and Expenses	1,358	1,718	4,908	5,053
Operating Loss	(42)	(71)	(61)	(26)

Other Expense:
Interest expense	(162)	(129)	(464)	(366)
Other	(14)	(8)	133	(19)
Total Other Expense	(176)	(137)	(331)	(385)

Loss from Continuing Operations	(218)	(208)	(392)	(411)

Income (Loss) from Discontinued Operations, net of taxes	(22)	(6)	189	(67)

Loss before Extraordinary Item	(240)	(214)	(203)	(478)

Extraordinary Income, net of taxes	—	138	—	138

Net Loss	$(240)	$(76)	$(203)	$(340)

Loss per Share – Basic and Diluted:
Continuing Operations	$(.02)	$(.02)	$(.03)	$(.03)
Discontinued Operations	—	—	.01	(.01)
Extraordinary Item	—	.01	—	.01
Net Loss	$(.02)	$(.01)	$(.02)	$(.03)
Shares used in the calculation of loss per share - Basic and Diluted	13,654	13,654	13,654	13,654

Comprehensive Loss:
Net loss	$(240)	$(76)	$(203)	$(340)
Translation adjustment	(41)	46	69	122

Comprehensive Loss	$(281)	$(30)	$(134)	$(218)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

 (in thousands)

	Nine Months Ended March 31,
	2005	2004
Cash flows from Operating Activities:
Net loss	$(203)	$(340)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	180	191
Loss on disposal of property and equipment	(11)	—
Discontinued operations	2	(61)
Changes in operating assets and liabilities:
Accounts receivable, net	1,080	(97)
Inventories	(54)	(85)
Royalty advances	11	83
Prepaid expenses	16	(53)
Accounts payable	7	(285)
Accrued royalties	46	(57)
Reserve for returns	14	(78)
Cash provided by (used in) operating activities	1,088	(782)

Cash flows from Investing Activities:
Purchases of property and equipment	(55)	(39)
Other	(12)	(7)
Cash used in investing activities	(67)	(46)

Cash flows from Financing Activities:
Borrowings on notes payable	3,460	2,087
Payments on notes payable	(3,331)	(2,376)
Cash provided by (used in) financing activities	129	(289)

Effect of exchange rates on cash	32	15

Net increase (decrease) in cash and cash equivalents	1,182	(1,102)

Cash and cash equivalents at beginning of period	147	1,219

Cash and cash equivalents at end of period	$1,329	$117

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

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at March 31, 2005 and June 30, 2004, and losses from discontinued operations for the three and nine months ended March 31, 2005 and 2004, relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Liquidity

During the nine months ended March 31, 2005 and 2004, the Company incurred net losses from continuing operations of $508,000 and $411,000, respectively. Operating activities provided $1,088,000 and used $782,000 of cash during the nine months ended March 31, 2005 and 2004, respectively. Additionally, the Company had a working capital deficit of $10,936,000 at March 31, 2005.

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

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2004 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended June 30, 2004.

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

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenue. The Company’s reserve for returns was $147,000 at March 31, 2005 and $133,000 at June 30, 2004.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $91,000 and $88,000 for the nine month periods ended March 31, 2005 and 2004, respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net Loss (in thousands)
As reported	$(240)	$(76)	$(203)	$(340)
Pro forma	$(240)	$(76)	$(203)	$(447)

Basic and Diluted EPS
As reported	$(.02)	$(.01)	$(.02)	$(.03)
Pro forma	$(.02)	$(.01)	$(.02)	$(.03)

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the nine month periods ended March 31, 2005 and 2004, weighted average options to purchase 2,564,839 and 132,900 shares of common stock, with weighted average exercise prices of $.36 and $6.37, respectively, were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.   For the three month periods ended March 31, 2005 and 2004, weighted average options to purchase 2,564,839 and 132,900 shares of common stock, with weighted average exercise prices of $.36 and $6.37, respectively, were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (5.75% at March 31, 2005), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,294,000 and $7,165,000 as of March 31, 2005 and June 30, 2004, respectively, under the K-5 Facility. At March 31, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (6.75% at March 31, 2005) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2005 and June 30, 2004, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At March 31, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices.   K-tel had no outstanding balance as of June 30, 2004. This overdraft privilege borrowing facility was canceled at the end of calendar 2004.

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

In the licensing segment, the Company licenses the rights to its master music catalog, consisting of original recordings and re-recordings of music from the 1950’s through today, to third parties world-wide for use in albums, films, television programs, commercials, and for electronic downloads to various media formats, for either a flat fee or a royalty based on the number of units sold.

Operating profits or losses of these segments include an allocation of general corporate expenses. Depreciation and amortization and capital additions are not significant and have therefore been excluded from the presentation.

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Nine Months Ended March 31,		Music	Licensing	Other	Total Company

Net Sales	2005	$3,799	$1,048	$—	$4,847
	2004	3,697	1,330	—	5,027

Operating Income (Loss)	2005	$(133)	$72	$—	$(61)
	2004	(157)	131	—	(26)

Assets	2005	$3,839	$536	$189	$4,564
	2004	3,822	726	156	4,704

Three Months Ended March 31,

Net Sales	2005	$918	$398	$—	$1,316
	2004	1,197	450	—	1,647

Operating Income (Loss)	2005	$(121)	$79	$—	$(42)
	2004	(103)	32	—	(71)

GEOGRAPHIC INFORMATION (in thousands)

Nine Months Ended March 31,		United States	Europe	Total

Net Sales	2005	$2,701	$2,146	$4,847
	2004	2,887	2,140	5,027

Assets	2005	$1,981	$2,583	$4,564
	2004	2,240	2,464	4,704

Three Months Ended March 31,

Net Sales	2005	$793	$523	$1,316
	2004	865	781	1,646

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

Through a subsidiary, K-tel Entertainment, Inc., K-tel has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s specific needs. These products are primarily derived from the Company’s music master recordings catalog with the objective of realizing more competitive profit margins. As well, the Company seeks to license its name and marks to other businesses for a royalty or fee.

A.            RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 VERSUS MARCH 31, 2004

Net sales for the three month period ended March 31, 2005 were $1,316,000 a decrease of 20.1% from net sales of $1,647,000 for the three month period ended March 31, 2004. This decrease reflected lower sales of both music and licensing. The net loss for the three month period ended March 31, 2005 was $240,000, or $.02 per share, compared to a net loss of $76,000, or $.01 per share, for the three month period ended March 31, 2004.

General corporate expenses of $174,000 and $242,000 for the three month periods ended March 31, 2005 and 2004, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $918,000 for the three month period ended March 31, 2005 compared to $1,197,000 for the three month period ended March 31, 2004, a decrease of $279,000, or 23.3%. The decrease was primarily due to a decrease in music DVD sales.

Cost of goods sold in the music segment decreased to 42.6% of sales for the three month period ended March 31, 2005 compared to 56.2% of sales for the three month period ended March 31, 2004 reflecting the decreased sales of music product in both the United States and Europe. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $24,000 for the three month period ended March 31, 2005 compared to $13,000 for the three month period ended March 31, 2004.

Selling, general and administrative expenses were $625,000, or 68.1% of sales for the three month period ended March 31, 2005 compared to $613,000, or 51.2% of sales for the three month period ended March 31, 2004. The primary reason for the increase was general and administrative expenses related to the German branch of K-tel Entertainment (UK) Ltd.

The music segment incurred an operating loss of $121,000 for the three month period ended March 31, 2005 compared to an operating loss of $103,000 for the three month period ended March 31, 2004.

Licensing

Licensing revenue was $398,000 for the three month period ended March 31, 2005 compared to $450,000 for the three month period ended March 31, 2004, a decrease of 11.7% reflecting reduced licensing activity due to the decrease in the overall music industry retail sales.

Royalty costs within the segment decreased to $13,000 for the three month period ended March 31, 2005 compared to $61,000 for the three month period ended March 31, 2004 due primarily to the decrease in licensing revenue.

Selling, general and administrative expenses decreased to $305,000 for the three month period ended March 31, 2005 compared to $356,000 for the nine month period ended March 31, 2004, a decrease of 14.4% of sales for the three month period ended March 31, 2005. The primary reason for the decrease were the efforts to reduce the Company’s overhead costs in both the United States and the United Kingdom.

Operating income in the licensing segment was $79,000 for the three month period ended March 31, 2005 compared to operating income of $32,000 for the three month period ended March 31, 2004, an increase of $47,000.

The Company is concentrating its efforts on building licensing arrangements in several other segments of the entertainment industry.  In September 2004, the Company began licensing its master music catalog to several companies that offer electronic downloads via their internet sites.

NINE MONTHS ENDED MARCH 31, 2005 VERSUS MARCH 31, 2004

Net sales for the nine month period ended March 31, 2005 were $4,847,000 compared to $5,027,000 for the nine month period ended March 31, 2004. This decrease was attributed to the decrease in licensing revenue. The net loss for the nine month period ended March 31, 2005 was $203,000, or $.02 per share, compared to a net loss of $340,000, or $.03 per share, for the nine month period ended March 31, 2004.

General corporate expenses of $517,000 and $691,000 for the nine month periods ended March 31, 2005 and 2004, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $3,799,000 for the nine month period ended March 31, 2005 compared to $3,697,000 for the nine month period ended March 31, 2004, an increase of $102,000, or 2.7%.  The increase in music sales in the United Kingdom were partially offset by a decrease in domestic music sales related to the decrease in music DVD sales.

Cost of goods sold in the music segment decreased to 52.3% of sales for the nine month period ended March 31, 2005 compared to 54.8% of sales for the nine month period ended March 31, 2004 reflecting the decreased sales of music product in the United States.  Advertising expenses within the segment, which consists primarily of co-operative advertising payments, trade advertising and promotions, increased to $91,000 for the nine month period ended March 31, 2005 compared to $88,000 for the nine month period ended March 31, 2004.

Selling, general and administrative expenses were $1,838,000, or 48.4% of sales for the nine month period ended March 31, 2005 compared to $1,739,000, or 47.0% of sales for the nine month period ended March 31, 2004. The primary reason for the increase was general and administrative expenses related to the German branch of K-tel Entertainment (UK) Ltd.

The music segment incurred an operating loss of $133,000 for the nine month period ended March 31, 2005 compared to an operating loss of $157,000 for the nine month period ended March 31, 2004.

Licensing

Licensing revenue was $1,048,000 for the nine month period ended March 31, 2005 compared to $1,330,000 for the nine month period ended March 31, 2004, a decrease of 21.2% reflecting reduced licensing activity in the United States and the United Kingdom due to the decrease in the overall music industry retail sales.  The Company is concentrating its efforts on building licensing arrangements in several other segments of the entertainment industry.  In September 2004, the Company began licensing its master music catalog to several companies that offer electronic downloads via their internet sites.

Royalty costs within the segment decreased to $94,000 for the nine month period ended March 31, 2005 compared to $221,000 for the nine month period ended March 31, 2004 due to the decrease in licensing revenue and adjustments to royalties relating to the custom CD business which ceased operations in fiscal year 2005.

Selling, general and administrative expenses decreased to $881,000 for the nine month period ended March 31, 2005 compared to $978,000 for the nine month period ended March 31, 2004, a decrease of 9.9%.   The primary reason for the decrease were the efforts to reduce the Company’s overhead costs in both the United States and the United Kingdom.

Operating income in the licensing segment was $72,000 for the nine month period ended March 31, 2005 compared to  $131,000 for the nine month period ended March 31, 2004, a decrease of $59,000.

B.            LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (5.75% at March 31, 2005), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,294,000 and $7,165,000 as of March 31, 2005 and June 30, 2004, respectively, under the K-5 Facility. At March 31, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (6.75% at March 31, 2005) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2005 and June 30, 2004, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At March 31, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices.   K-tel had no outstanding balance as of June 30, 2004. This overdraft privilege borrowing facility was canceled at the end of calendar 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine month period ended March 31, 2005. For additional information, refer to the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2004.

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

During the Company’s fiscal quarter ended March 31, 2005, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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