Form 10-K
period 2005-06-30
K TEL INTERNATIONAL INC
filed 2006-09-18
CIK 54193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Description of Businesses

Music Licensing and Sales

K-tel’s primary activity is marketing and distributing pre-recorded compact discs utilizing the Company’s master recordings in its music catalog. Customers include retailers, wholesalers and rack service distributors. These products are also sold through subsidiaries and licensees in the United States, United Kingdom and elsewhere in Europe. The principal entertainment products that K-tel markets and sells consist primarily of pre-recorded thematic music packages in a compilation format featuring various artists. These thematic music selections, which cover nearly all music genres, are targeted at a variety of age groups. K-tel provides marketing support for its music sales through cooperative advertising with retailers, print media, radio and television advertising, and in-store promotions and displays.

The Company also licenses music to other record companies and to other segments of the entertainment industry. K-tel owns a proprietary master music catalog of approximately 6,000 titles consisting of original recordings and re-recordings of music from the 1950’s through today. The Company licenses the rights to its master recordings to third parties worldwide for use in albums, which typically last three to five years, and is based on the number of units sold. The Company also licenses its master recordings for films, television programs, commercials and electronic downloads to various media formats, for either a flat fee or a royalty based on the number of units sold. Licensing of its proprietary music rights to third parties has historically been an important revenue source for K-tel.

Three customers, Anderson Merchandising, Inc., Handleman Company and  D.A.Tapes accounted for approximately 18.4%, 15.3%, and 13.2%, respectively, of K-tel’s revenue for the year ended June 30, 2005. The loss of, or a substantial reduction in, business from any of these customers could have a material adverse effect on the Company.

K-tel delivers music products (CDs) through traditional wholesale and retail distribution channels. Prior to April 2001, the Company was distributing its music products in the United States to most major music retailers (Transworld Entertainment, Musicland, Best Buy, Circuit City, Tower Records) and to major distributors (Handleman, Anderson Merchandising, Valley Media). The Company now has a customer base that includes only a few selected retailers and distributors, and offers products that are of more interest to these individual customers. This focused approach is intended to improve product sell-through, minimize returns of unsold inventory and allow the Company to realize more competitive profit margins. This existing method of distributing music could be materially altered by technologies that enable users and customers of pre-recorded music to electronically download pre-recorded music at home to various personal computer media formats. The technology is developing and a number of competing companies are seeking to have the industry and the public embrace their technologies. Participants in this technology competition include Microsoft Corporation, AOL, Apple Computer, Inc., YAHOO and others. Digital music distribution provides both significant risks and opportunities for K-tel. The risks include K-tel’s uncertain ability to compete with other music companies from a marketing and technological standpoint. The Company believes there are opportunities to enhance its current distribution methods as well as increase opportunities to license its owned library of master recordings. K-tel’s music sales and licensing subsidiaries are pursuing these alternative distribution channels and have entered into licensing agreements with several companies offering   electronic downloads.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc., the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel (see Note 3 to the consolidated financial statements), increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service the Company’s indebtedness on an ongoing basis.

Management is focusing its efforts on music distribution and music licensing. However, there can be no assurance that the Company will achieve profitable operations through these efforts or be able to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Competition

The music business is highly competitive and dominated by major companies. K-tel faces competition for discretionary consumer purchases of its products from other record companies and other entertainment sources, such as film and video companies. Several major record companies in the United States, including Sony BMG Corp., Time Warner, Inc. and EMI, dominate the market for pre-recorded music. K-tel does not have the financial resources, nor does it have the depth or breadth of catalog, distribution capabilities or current repertoire of these companies. Its ability to compete in this market depends upon:

•                  the skill and creativity of its employees to expand and utilize its music catalog to create compilation packages;

•                  its ability to distribute its products effectively and efficiently; and

•                  its ability to build upon and maintain its reputation for producing, licensing, marketing and distributing high quality music.

The major pre-recorded music companies, either directly or through subsidiaries, now manufacture and distribute pre-recorded music compilations in direct competition with K-tel’s music compilation products. With this competition, the Company relies on its own Dominion master music catalog for the production of music compilations.

Intellectual Property

The Company believes that the K-tel® name and mark are well recognized and are therefore valuable assets of the Company. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally. Effective trademark, service mark and copyright protection may not be available in every country in which its products and services are made available. Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

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

Employees

On June 30, 2005, K-tel employed 17 full time people worldwide.

Financial and Geographic Information

For financial information about the Company’s business segment and geographic area operations for each of the three fiscal years ended June 30, 2005 (see Note 9 to the consolidated financial statements).

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

A substantial portion of our total net sales are from a small group of customers. A reduction in sales to any of these customers could have a material adverse effect on our net sales and profitability.

For the fiscal year ended June 30, 2005, net sales to three customers, Handleman Company , Anderson Merchandising and D.A Tapes, accounted for approximately 18%, 15% and 12%, respectively, of our total net sales.  The Company believes that sales to a small group of customers will continue to represent a significant percentage of our total net sales. Substantially all of the products the Company distributes to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice, and our retail customers generally are not required to make minimum purchases. If the Company is unable to continue to sell our products to all or any of these customers or are unable to maintain our sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on our net sales and profitability. There can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customer.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None

ITEM 2:  PROPERTIES

K-tel’s corporate offices and U.S. operations are located in leased facilities in Plymouth, a suburb of Minneapolis, Minnesota, consisting of approximately 4,000 square feet of office space and approximately 6,000 square feet of warehouse. K-tel’s foreign subsidiaries lease a total of approximately 1,350 square feet of office space. Effective October 2006, the Company’s U.S. operations is relocating to a smaller facility in Plymouth, Minnesota, which consists of 3,000 square feet of office space and 4,500 square feet of warehouse space.  See Note 6 to the consolidated financial statements for a summary of the lease agreements.

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

On December 30, 2004, a Mutual General Release and Settlement Agreement was signed by K-tel and Tristar,  whereby both companies agreed to mutual releases and Tristar agreed to pay K-tel $350,000.  The payment of $350,000 was received on February 18, 2005.

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

In June 2004, the Company received funds for the sale of assets and the collections of accounts receivables related to the March 2001 bankruptcy of K-tel International (USA), Inc., the Company’s music distribution subsidiary in the United States. The Company received approximately $220,000 for assets sold by a third party and received approximately $113,000 in account receivable collections.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of K-tel’s security holders during the fourth quarter of fiscal 2005.

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

	2005		2004
	High	Low	High	Low
1st Quarter	$.15	$.10	$.13	$.06
2nd Quarter	$.12	$.10	$.11	$.06
3rd Quarter	$.13	$.08	$.29	$.09
4th Quarter	$.10	$.06	$.24	$.09

No cash dividends were declared on K-tel’s common stock during fiscal year 2005 or 2004 and K-tel does not expect to pay cash dividends in the foreseeable future. The declaration or payment by K-tel of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on K-tel’s earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by K-tel of dividends is also subject to the terms of its credit facility.

Equity Compensation Plan Information

The following table provides information as of June 30, 2005 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	126,900	(1)	$5.86	2,896,878	(2)
Equity compensation plans not approved by security holders	2,437,939	(3)	$0.08	—
Total	2,564,839		$0.36	2,896,878

(1)                                  Consists of 125,900 shares issuable pursuant to options granted under the Company’s 1997 Stock Option Plan and 1,000 shares of common stock issuable pursuant to options granted under the Company’s 1987 Stock Incentive Plan.

(2)                                  Represents shares of common stock remaining available for future issuance under the Company’s 1997 Stock Option Plan, as amended.

(3)                                  Includes non-qualified stock options to purchase 95,000 shares of  common stock issued outside  the Company’s 1997 Stock Option Plan to each of Jay William Smalley, Richard R. Marklund and Wesley C. Hayne in connection with such non-employee directors’ appointment to the Company’s Compensation/ Stock Option Committee and a non-qualified stock option to purchase 15,000 shares of  common stock issued outside the Company’s 1997 Stock

Option Plan to Jay William Smalley in consideration of his past and continued service on the Company’s board of directors. See “Director Compensation” in Item 11. Includes an aggregate of 2,137,939 shares of common stock issuable pursuant to a stock option exchange program approved on March 18, 2003 by a committee of the Company’s board of directors comprised solely of independent directors. Under the program, four optionees agreed to the cancellation of previously awarded options under the Company’s 1997 Stock Option Plan and the Company agreed to issue options to purchase an equal number of shares outside the Company’s stock option plan not earlier than six months and one day after the date of cancellation of the previously awarded options, such options to be issued at an exercise price per share equal to the then fair  market value of the Company’s common stock and to expire ten years after the new date of grant. On November 18, 2003, the replacements options were issued at a price per share of $.08. There was no compensation expense recognized as a result of this exchange.

ITEM 6:  SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel and its subsidiaries as of and for the five years ended June 30, 2005. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

	2005	2004	2003	2002	2001

Net sales	$6,041	$6,679	$7,234	$6,891	$17,514
Operating income (loss)	$(90)	$(33)	$149	$(46)	$(9,480)
Income (loss) from discontinued operations (1)	$151	$(52)	$(581)	$(180)	$(4,315)
Extraordinary item (2)	$—	$347	$—	$894	$16,185
Net income (loss)	$(457)	$(87)	$(892)	$300	$1,369
Net loss per share:
Continuing operations	$(.04)	$(.03)	$(.02)	$(.03)	$(.77)
Total assets	$4,695	$4,496	$5,301	$4,610	$3,832
Long-term debt	$—	$—	$—	$—	$4,000

(1)            The income (loss) from discontinued operations reflects the operations of the Company’s consumer products business, net of any income taxes allocated to it.  The Company discontinued its consumer products operations in Germany in June 2000, in the United Kingdom in November 2000, and in the United States in January 2001.  The income in fiscal 2005 also includes the $350,000 lawsuit settlement received from Tristar that had originated in the discontinued consumer products business.

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

In fiscal 2005, the Company began licensing its master recording music catalog to several companies that sell electronic downloads to various media formats via their internet sites.

A.  RESULTS OF OPERATIONS

The following sections discuss the results of operations by business segment. See Note 9 to the consolidated financial statements for additional segment information. General corporate expenses of $656,000 in the year ended June 30, 2005, $869,000 in the year ended June 30, 2004 and $860,000 in the year ended June 30, 2003 have been allocated to the segments.

FISCAL 2005 VERSUS FISCAL 2004

Net sales for the year ended June 30, 2005 were $6,041,000, a decrease of 10.0% from fiscal 2004 sales of $6,679,000. This sales decrease was attributed to reduced licensing activity. The net loss for fiscal 2005 was $457,000, or $.03 per share, compared to a net loss of $87,000, or $.01 per share, in fiscal 2004.

In fiscal 2005, the Company received $350,000 from the settlement of a lawsuit that involved the discontinued                      subsidiary, K-tel Consumer Products, Inc.

In fiscal 2004 the Company received approximately $214,000 from the liquidation of K-tel Marketing LTD., the Company’s consumer products subsidiary in the United Kingdom, which ceased operations in November 2000, and approximately $333,000 from the sale of assets and account receivable collections related to the March 2001 bankruptcy of K-tel International, (USA), Inc., the Company’s music distribution subsidiary in the United States (see Note 1 to the consolidated financial statements).  The $547,000 of distributions have been reflected as extraordinary items, net of income taxes.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Net sales in the music segment were $4,552,000 for the year ended June 30, 2005 compared to $4,763,000 for the year ended June 30, 2004, a decrease of 4.4%. The decrease was primarily related to the discontinued sales of unprofitable budget music DVDs.

Cost of goods sold in the music segment decreased to 52.8% of net sales for the year ended June 30, 2005 compared to 67.6% of net sales for the year ended June 30, 2004, due primarily to the higher cost as a percentage of sales of the budget music DVDs which were discontinued in fiscal 2005. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $123,000 for the year ended June 30, 2005 compared to $110,000 for the year ended June 30, 2004 due primarily to increased promotional programs in fiscal 2005 compared to fiscal 2004.

Selling, general and administrative expenses for the segment remained flat at $2,423,000 for the year ended June 30, 2005 compared to $2,424,000 for the year ended June 30, 2004.  The music segment incurred an operating loss of $416,000 for the year ended June 30, 2005 compared to an operating loss of $992,000 for the year ended June 30, 2004.

Licensing

Licensing revenues were $1,489,000 for the year ended June 30, 2005 compared to $1,916,000 for the year ended June 30, 2004, a decrease of 22.3%. Both domestic and European revenue decreased due primarily to the overall decrease in sales of the retail music business.  Operating income in the licensing segment was $326,000 for the year ended June 30, 2005 and $959,000 for the year ended June 30, 2004, a decrease of 66.1%.

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

Licensing

Licensing revenues were $1,916,000 for the year ended June 30, 2004 compared to $2,780,000 for the year ended June 30, 2003, a decrease of 31.1%. While European revenue increased $342,000, domestic revenue from licensing activity decreased $1,206,000. In mid-2002, the Company undertook a program to audit licensees of the music catalog in order to verify compliance with the terms of license agreements. One of the audits undertaken determined that a significant amount of revenue had not been reported to the Company. During the year ended June 30, 2003 the licensee that was subject to this audit made the catch up royalty payments that were required under the license, and the Company’s revenue increased accordingly. Operating income in the licensing segment was $959,000 for the year ended June 30, 2004 and $1,159,000 for the year ended June 30, 2003, a decrease of 17.2%. The decreased sales and income in fiscal 2004 were due to fiscal 2003 reflecting the collection of the catch up royalties from the audit.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $221,000 at June 30, 2005 and $133,000 at June 30, 2004.

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

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at June 30, 2005 (in thousands):

	Total	Under 1 Year	1-3 Years
Notes payable to Affiliate and Other	$11,518	$11,518	$—
Operating Leases	134	124	10

Total	$11,652	$11,642	$10

B. LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (6.0% at June 30, 2005), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,518,000 and $7,165,000 as of June 30, 2005 and 2004, respectively, under the K-5 Facility. At June 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (7.0% at June 30, 2005) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2005 and June 30, 2004, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility of $45,000 with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices. Borrowings bore interest of 2.0% per annum over the base rate (a total of 6.0% at June 30, 2004) but were subject to a minimum of 6.0% per annum. This overdraft privilege borrowing facility was canceled at the end of calendar 2004.   K-tel had no outstanding balance as of June 30, 2004.

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

The Company’s ability to continue its present operations is contingent mainly upon its ability to maintain its line of credit arrangements with K-5, increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service the Company’s indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. In the event the Company is unable to fund its operations and implement its current business plan properly, it may be unable to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

K-tel’s exposure to market risk for changes in interest rates relates to K-tel’s short-term borrowings. K-tel’s short-term credit facilities carry a variable interest rate that does have an impact on future earnings and cash flows. At June 30, 2005, K-tel had variable rate debt of $11,518,000. If the interest rate were to change 100 basis points, or 1%, while K-tel was borrowing under the credit facilities, interest expense would change by $115,000.

Approximately 43.3% of K-tel’s revenues during the year ended June 30, 2005 were derived from operations in Europe. The results of operations and financial position of K-tel’s operations in Europe were principally measured in their respective currencies and translated into U.S. dollars. The effect of foreign currency fluctuations in these European countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated. The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. If the U.S. dollar foreign currency rate were to change by 1%, the effect on income would have been $2,910 for the year ended June 30, 2005. Additionally, approximately 53% of K-tel’s assets at June 30, 2005 were based in its foreign operations and were translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders’ equity (deficit). Accordingly, K-tel’s consolidated shareholders’ equity (deficit) will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes and schedules required by this Item are set forth in Part IV, Item 15, and identified in the Index to Consolidated Financial Statements.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended June 30, 2005 and June 30, 2004.

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

Wesley C. Hayne, age 58, was elected a director in November 2002. Since 2000, Mr. Hayne has been Chief Executive Officer of Biorefining, Inc., a company that develops, commercializes and licenses patented technologies capable of converting residual plant material into high-end, value-added products. From 1999 to 2000, Mr. Hayne was President of Cybrix Corporation, Inc., a company that provides solutions and leases staffing for computer security and disaster planning. From 1997 to 2000, Mr. Hayne was Chief Executive Officer of International Concept Development, Inc., a company that develops fast food restaurants in Europe.  Mr. Hayne, one of our independent 401 directors, serves as the “audit committee financial expert” as defined by Item 401(h) of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires K-tel’s officers, directors and persons who own more than 10% of a registered class of K-tel’s equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and 10% shareholders also are required by Securities and Exchange Commission’s rules to furnish K-tel with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal year 2005, its officers, directors and 10% shareholders filed all reports on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued for each of K-tel’s executive officers for services rendered to K-tel during the fiscal years ended June 30, 2005, 2004 and 2003. K-tel has no written employment agreements with its executive officers.

Summary Compensation Table

				Long-Term
				Compensation
				Awards
				Securities
	Annual Compensation			Underlying	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Options	Compensation

Philip Kives	2005	$—	$—	—	$—
Chief Executive Officer	2004	$—	$—	—	$—
	2003	$—	$—	—	$—

During the fiscal years ended June 30, 2005, 2004 and 2003, the Company paid approximately $68,000 in annual management fees to K-5 for services provided to the K-tel International, Inc. Companies.  These management fees included payments for services provided by Mr. Kives to the Company.

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

Option Grants in Last Fiscal Year

No options were granted to directors or executive officers in fiscal year 2005.

Aggregated Option Exercises in Last Fiscal Year

and FY-end Option Values

	Shares		Number of Securities		Value of In-the Money
	Acquired	Value	Underlying Options at FY-End		Options at FY-End(1)
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Philip Kives	0	N/A	1,702,939	—	$—	N/A

(1)                                  Market value of underlying securities at fiscal year end minus the exercise price.

Director Compensation

Directors who are employees of the Company receive no compensation for their services as director. Non-employee directors receive cash compensation of $10,000 per year (paid quarterly) and are entitled to receive non-qualified stock options for the purchase of 5,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on the date of initial election and upon each re-election by the shareholders at an annual or special meeting. In connection with their appointment to the Company’s Compensation/Stock Option Committee during the fiscal year ended June 30, 2003, Jay William Smalley, Richard R. Marklund and Wesley C. Hayne each also received a non-qualified stock option to purchase 95,000 shares of common stock issued outside the Company’s 1997 Stock Option Plan. During the fiscal year ended June 30, 2003, Mr. Smalley also received a non-qualified stock option to purchase 15,000 shares of common stock outside the Company’s 1997 Stock Option Plan in consideration of his past and continued service on the Company’s board of directors. All stock options issued to non-employee directors during the fiscal year ended June 30, 2003 are exercisable for a period of ten years from the date of grant and bear an exercise price of $.05 per share.  No options were granted to directors during fiscal year 2004 or 2005.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information as of August 15, 2006, regarding the beneficial ownership of our common stock by (i) each person known to K-tel to own beneficially five percent or more of our common stock, (ii) each director of K-tel, (iii) each named executive officer, and (iv) the directors and executive officers as a group. The percentage of beneficial ownership is based on 13,653,738 shares of common stock outstanding as of August 15, 2006. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o K-tel International, Inc., 2655 Cheshire Lane North, Suite 100, Plymouth, Minnesota 55447.

	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Stock
Philip Kives 220 Saulteaux Crescent Winnipeg, Manitoba R3J 3W3 Canada	10,076,953	(2)	65.6%

Jay William Smalley	120,000	(3)	*

Wesley C. Hayne	100,000	(3)	*

Richard Marklund	100,000	(3)	*

All current directors and officers as a group (4 persons)	10,396,953	(4)	66.3%

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

(2)                Consists of 8,048,678 shares held directly by K-5 Leisure Products Inc. (an affiliate of the Company controlled by Mr. Kives), 325,336 shares held by a wholly-owned subsidiary of K-5 and 1,702,939 shares purchasable upon the exercise of options.

(3)                Represents shares purchasable upon the exercise of options.

(4)                Includes 2,022,939 shares purchasable upon the exercise of options.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (6.0% at June 30, 2005), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,518,000 and $7,165,000 as of June 30, 2005 and 2004, respectively, under the K-5 Facility. At June 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (7.0% at June 30, 2005) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2005 and June 30, 2004, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility of $45,000 with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company which is controlled by Philip Kives, and was payable on demand in accordance with normal banking practices. Borrowings bore interest of 2.0% per annum over the base rate (a total of 6.0% at June 30, 2004) but were subject to a minimum of 6.0% per annum. This overdraft privilege borrowing facility was canceled at the end of calendar 2004.   K-tel had no outstanding balance as of June 30, 2004.

The Company purchased approximately $400,000 in the year ended June 30, 2005, $502,000 in the year ended June 30, 2004 and $463,000 in the year ended June 30, 2003 of music entertainment and consumer convenience products from K-5, which represented 16.0%, 17.1% and 14.6% of cost of goods sold, respectively. There were trade payables to K-5 of $398,000 at June 30, 2005, $390,000 at June 30, 2004, and $371,000 at June 30, 2003, or 23.1%, 27.2% and 31.9% of total trade payables, respectively.

During the fiscal years ended June 30, 2005, 2004 and 2003, the Company paid approximately $68,000 in annual management fees to K-5 for services provided to the K-tel International, Inc. Companies.  These management fees included payment for services provided by Mr. Kives to the Company.

The Company had no sales of products to K-5 during fiscal years 2005, 2004, and 2003. There was a balance receivable from K-5 at June 30, 2005 of $129,000, June 30, 2004 of $113,000, and June 30, 2003 of $73,000.  No interest was charged on the related outstanding balances during fiscal years 2005, 2004 and 2003.

All future transactions between the Company, its officers, directors and principal shareholders and its affiliates will be approved by the audit committee of the Company’s board of directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following table shows the aggregate fees billed to the Company by Grant Thornton for services rendered during fiscal years ended June 30, 2005 and June 30, 2004:

Description of Fees	Fiscal 2005 Amount		Fiscal 2004 Amount

Audit Fees	$95,000	(1)	$180,000	(1)
Tax Fees	37,000	(2)	60,000	(2)
Other Fees	—	(3)	3,000	(3)
Total	$132,000		$243,000

(1)

Audit fees consisted of fees for audit work of the Company’s annual financial statements and review of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years 2005 and 2004 and related audit committee meeting attendance.

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

The audit committee pre-approved 100% of the services described in the “Fees and Services” table pursuant to engagements that occurred in fiscal 2005 and 2004.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Financial Statements and Schedules

The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements hereof are filed as part of this report.

(b)                                 Exhibits

Reference is made to the Exhibit Index.

(c)           Excluded Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on September 18, 2006 by the undersigned, thereunto duly authorized.

K-TEL INTERNATIONAL, INC.

By	/s/ Philip Kives
(Philip Kives - Chairman of the Board,
Chief Executive Officer and President)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ Philip Kives	Chairman, Chief Executive Officer,	September 18, 2006
Philip Kives	(Principal Executive Officer)
President and Director

/s/ Larry Dunmall	Chief Financial Officer	September 18, 2006
Larry Dunmall	(Principal Financial and
Accounting Officer)

/s/ Jay William Smalley	Director	September 18, 2006
Jay William Smalley

/s/ Wesley C. Hayne	Director	September 18, 2006
Wesley C. Hayne

/s/ Richard Marklund	Director	September 18, 2006
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of K-tel International, Inc.

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and Subsidiaries as of June 30, 2005 and 2004 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-tel International, Inc. and Subsidiaries as of June 30, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for the each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company adopted FASB Interpretation 46 (Revised December 2003), Consolidation of Variable Interest Entities, during the quarter ended March 31, 2004.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statement taken as a whole.  The accompanying Schedule II of K-tel International, Inc. and Subsidiaries is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole

/S/ GRANT THORNTON LLP

Minneapolis, Minnesota,
August 15, 2006

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30,

(in thousands - except share and per share data)

	2005	2004

ASSETS

Current Assets:
Cash and cash equivalents	$1,272	$147
Accounts receivable, net of allowance for doubtful accounts of $4 in 2005 and 2004	2,045	2,691
Inventories	563	561
Royalty advances	6	50
Prepaid expenses and other	227	308
Total Current Assets	4,113	3,757

Property and equipment, net of accumulated depreciation and amortization of $1,138 in 2005 and $1,506 in 2004	84	83

Owned catalog masters, net of accumulated amortization of $3,115 in 2005 and $2,942 in 2004	498	656

	$4,695	$4,496

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Notes payable to affiliate and other	$11,518	$11,165
Accounts payable	1,727	1,432
Accrued royalties	1,760	1,907
Reserve for returns	221	133
Net liabilities of discontinued operations	30	30
Total Current Liabilities	15,256	14,667

Shareholders’ Deficit:
Common Stock – 50,000,000 shares authorized, par value $.01; 13,653,738 issued and outstanding in 2005 and 2004	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(31,923)	(31,466)
Accumulated other comprehensive loss	(66)	(133)
Total Shareholders’ Deficit	(10,561)	(10,171)

	$4,695	$4,496

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,

(in thousands - except per share data)

	2005	2004	2003
Net Sales	$6,041	$6,679	$7,234
Costs and Expenses:
Cost of goods sold	2,439	2,934	3,100
Advertising	123	110	200
Selling, general and administrative	3,569	3,668	3,785
Total Costs and Expenses	6,131	6,712	7,085
Operating Income (Loss)	(90)	(33)	149
Other Income (Expense):
Interest expense	(630)	(497)	(534)
Other income (expense), net	24	(20)	74
Total Other Expense	(606)	(517)	(460)
Loss from Continuing Operations Before Income Taxes	(696)	(550)	(311)
Benefit for Income Taxes	88	168	—
Loss from Continuing Operations	(608)	(382)	(311)
Discontinued Operations:
Gain (loss) from discontinued operations, net of taxes	151	(52)	(581)
Loss before Extraordinary Item	(457)	(434)	(892)
Extraordinary Item:
Gain on Subsidiary Liquidations, net of taxes	—	347	—
Net Loss	$(457)	$(87)	$(892)

Income (Loss) per Share – Basic and Diluted:
Continuing Operations	$(.04)	$(.03)	$(.02)
Discontinued Operations	.01	(.01)	(.04)
Extraordinary Item	—	.03	—
Net Loss	$(.03)	$(.01)	$(.06)

Shares used in the calculation of loss per share– Basic and Diluted:	13,654	13,654	13,654

Comprehensive Loss
Net loss	$(457)	$(87)	$(892)
Unrealized pension cost	—	(74)	—
Translation adjustment	67	96	131
Comprehensive loss	$(390)	$(65)	$(761)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at June 30, 2002	13,654	$136	$21,292	$(30,485)	$(286)	$(9,343)
Net loss	—	—	—	(892)	—	(892)
Translation adjustment	—	—	—	—	131	131
Balance at June 30, 2003	13,654	136	21,292	(31,377)	(155)	(10,104)
Net loss	—	—	—	(87)	—	(87)
Other	—	—	—	(2)	—	(2)
Unrealized pension cost					(74)	(74)
Translation adjustment	—	—	—	—	96	96
Balance at June 30, 2004	13,654	136	21,292	(31,466)	(133)	(10,171)
Net loss	—	—	—	(457)	—	(457)
Translation adjustment	—	—	—	—	67	67
Balance at June 30, 2005	13,654	$136	$21,292	$(31,923)	$(66)	$(10,561)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,

(in thousands)

	2005	2004	2003
Operating Activities:
Net loss	$(457)	$(87)	$(892)
Adjustment to reconcile net loss to cash Provided by (used in) operating activities:
Depreciation and amortization	224	253	315
(Gain) loss on disposal of property and equipment	(11)	7	3
Discontinued operations	—	(93)	7
Changes in operating assets and liabilities:
Accounts receivable, net	657	(118)	(147)
Inventories	(4)	(21)	135
Royalty advances	(6)	193	68
Prepaid expenses	130	11	89
Accounts payable	358	(190)	(10)
Accrued royalties	(98)	(485)	87
Reserve for returns	89	(88)	173
Cash provided by (used in) operating activities	882	(618)	(172)

Investing Activities:
Purchases of property and equipment	(42)	(66)	(18)
Music catalog additions	(15)	(26)	—
Other	—	2	15
Cash used in investing activities	(57)	(90)	(3)
Financing Activities:
Borrowings on notes payable	4,773	2,569	2,278
Payments on notes payable	(4,421)	(2,944)	(1,033)
Cash provided by (used in) financing activities	352	(375)	1,245

Effect of exchange rates on cash	(52)	11	74

Net increase (decrease) in cash equivalents	1,125	(1,072)	1,144

Cash and cash equivalents at beginning of period	147	1,219	75

Cash and cash equivalents at end of period	$1,272	$147	$1,219

Supplemental Cash Flow Information Cash paid for interest	$714	$539	$396

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005, 2004 AND 2003

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

Subsidiary Liquidation

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding.  In fiscal 2002, the assets and liabilities of the subsidiary were removed from the books of the Company and the remaining net liability was shown as a gain on liquidation.  As the only secured creditor, the Company subsequently received distributions of approximately $138,000 on March 1, 2004 and $76,000 on May 14, 2004 and reflected these as additional gain on liquidation, net of taxes. K-tel Marketing Ltd. had no operations during the fiscal years ended June 30, 2005, 2004 and 2003.

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

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at June 30, 2005 and 2004 and losses from discontinued operations relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany (See Note 6).

In fiscal 2005 the Company received $350,000 from the settlement of a lawsuit that involved the discontinued subsidiary, K-tel Consumer Products, Inc.  Legal expenses relating to the lawsuit offset this amount.

Liquidity

During the years ended June 30, 2005, 2004 and 2003, the Company incurred  net losses from continuing operations of $608,000, $382,000 and $311,000, respectively, and provided $882,000 and used $618,000 and $172,000 of cash in operating activities. Additionally, the Company had a working capital deficit of $11,143,000 at June 30, 2005.

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

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $221,000 at June 30, 2005 and $133,000 at June 30, 2004.

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

Cash and Cash Equivalents – Cash and cash equivalents consist principally of cash and short-term, highly liquid investments with original maturities of less than ninety days. At June 30, 2005 and 2004, $1,172,000 and $94,000, respectively, was held at various financial institutions in Europe.

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

Owned Catalog Masters – The Company capitalizes the costs to purchase owned master recordings at the time of acquisition. These costs are amortized over the estimated useful life of these master recordings, which is generally seven years and represents management’s best estimate of the average period of value. Amortization expense for the years ended June 30, 2005, 2004 and 2003 was $173,000, $190,000, and $238,000, respectively.

Estimated amortization expense for the owned catalog masters is as follows for the years ended June 30:

2006	$159,000
2007	144,000
2008	118,000
2009	64,000
2010	13,000
$498,000

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $123,000, $110,000, and  $200,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

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

Stock-based Compensation – The Company accounts for stock-based awards to employees using the intrinsic value method, whereby the options are granted at market price, and therefore no compensation costs are recognized. If compensation expense for the Company’s various stock option plans had been determined based on the projected fair values at the grant dates for awards under those plans, the Company’s pro-forma net loss, basic and diluted loss per common share would have been as follows:

	Fiscal Year Ended
	June 30,
	2005	2004	2003
Net loss (in thousands):
As reported	$(457)	$(87)	$(892)
Pro forma	$(457)	$(258)	$(907)

Basic and Diluted EPS:
As reported	$(.03)	$(.01)	$(.06)
Pro forma	$(.03)	$(.02)	$(.06)

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the fiscal years ended June 30, 2005, 2004,and 2003, weighted average options to purchase 2,564,839, 2,574,839, and 442,900 shares of common stock, with weighted average exercise prices of $.36, $.39, and $1.95, respectively, were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.                                      NOTES PAYABLE TO AFFILIATE AND OTHER

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (6.0% at June 30, 2005), expires July 20, 2008, and is subordinated to the Foothill loan (see below).   The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,518,000 and $7,165,000 as of June 30, 2005 and 2004, respectively, under the K-5 Facility. At June 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008,  provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (7.0% at June 30, 2005) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2005 and 2004, $4,000,000 was outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel had an overdraft privilege borrowing facility of $45,000 with The Royal Bank of Scotland in the United Kingdom. This facility was secured by a standby letter of credit for $55,000 provided by K-tel International Ltd., a Canadian company controlled by Philip Kives and was payable on demand in accordance with normal banking practices. Borrowings bore interest of 2.0% per annum over the base rate (a total of  6.0% at June 30, 2004) but were subject to a minimum of 6.0% per annum. This overdraft privilege borrowing facility was canceled at the end of calendar 2004.   K-tel had no outstanding balance as of June 30, 2004.

4.                                      INCOME TAXES

The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

The provision  for income taxes consists of the following for the years ended June 30 (in thousands):

	2005	2004	2003
Income (loss) before provision for income taxes:
United States	$(163)	$277	$196
Foreign	(289)	(364)	(1,088)
Total	$(452)	$(87)	$(892)

Provision for income taxes:
Current
United States	$5	$—	$—
Foreign	—	—	—

Total provision for income taxes	$5	$—	$—

A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 was as follows:

	2005	2004	2003
Federal statutory rate	(34)%	(34)%	(34)%
State Taxes, net of Federal benefit	(2)	(2)	(2)
Valuation allowance	36	36	36
	—%	—%	—%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Temporary differences, which are all deferred tax assets, were as follows (in thousands):

	June 30, 2005	June 30, 2004
Net operating loss carryfowards	$15,836	$15,637
Alternative minimum tax credits	439	439
Foreign tax credit	325	325
Reserve for returns	221	221
Depreciation and amortization	(89)	(64)
Royalty reserves	65	96
Inventory reserves	21	40
Nondeductible accruals	96	83
Valuation allowance	(16,914)	(16,777)
	$—	$—

A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability of these assets is more likely than not.

For U.S. tax reporting purposes, the Company has net operating loss (“NOL”) carryforwards of approximately $43,990,000. However, of the amount available through 2013 and 2020, $20,100,000 of the NOL relates to deductions associated with the exercise of stock options. The tax benefit of approximately $7,236,000 associated with this stock option deduction will be recorded as additional paid-in capital if and when realized. The NOL carryforwards may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $439,000 in U.S. federal alternative minimum tax credits and $325,000 in foreign tax credits, which may be utilized in the future to offset any regular corporate income tax liability.

5.                                      CAPITAL TRANSACTIONS

Stock Option Plan

The Company has a Stock Option Plan for officers, directors, and employees of the Company. Under the terms of this plan the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, the timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options and nonqualified stock options. The Company’s 1987 plan, which has expired, covered a maximum of 700,000 shares of common stock, of which options for the purchase of 1,000 shares remain outstanding and exercisable. In February 1997, the Company’s Board of Directors approved a new stock option plan covering a maximum of 600,000 shares of common stock, which was subsequently amended to 5,000,000 through shareholder amendments in February 1999, January 2000 and November 2000. There were options for 2,037,605 net shares granted under this plan as of June 30, 2005, of which 1,011,111 have been exercised. Any options cancelled become available for future grants. No options granted have expired.

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

Restricted and Non-Qualified Stock Options

In addition to stock options granted under the terms of the Stock Option Plan, the Board of Directors has the sole authority to grant employees, officers and directors incentive stock options and non-qualified stock options outside the Stock Option Plan. The Board of Directors determines the type, size and terms of the grants, timing of the grants, the duration of the exercise period and any other matters pertaining to options or awards granted outside of the Stock Option Plan. There were options for 2,482,939 net shares granted outside the Stock Option Plan as of June 30, 2005. No options were granted outside the Stock Option Plan during fiscal 2005.

The share information for all plans is summarized below:

			Weighted
	Incentive Stock	Non-Qualified	Average
	Options	Stock Options	Exercise Price
Outstanding June 30, 2002	151,294	2,122,545	$5.89

Granted	10,000	300,000.05
Cancelled	(73,394)	(2,067,545)	5.86
Outstanding June 30, 2003	87,900	355,000	$1.95

Granted	—	2,137,939.08
Cancelled	(6,000)	—	5.30
Outstanding June 30, 2004	81,900	2,492,939	$.39

Cancelled	—	(10,000)	5.86
Outstanding June 30, 2005	81,900	2,482,939	$.36

(1)                            Adjustment reflects options disclosed previously as incentive that should have been recorded as non-qualified.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2005:

Options Outstanding and Exercisable
Exercise Prices			Weighted Average
	Weighted	Number	Remaining
Range	Average	of Shares	Contractual Life
$0.05 - 0.08	$0.08	2,447,939	8.3 years
$1.75	$1.75	1,000	1.3 years
$3.06	$3.06	400	2.3 years
$5.51 - 5.66	$5.66	87,500	4.6 years
$8.73	$8.73	28,000	3.7 years
		2,564,839

The weighted average fair value of options granted in fiscal 2004 was $.08 and fiscal 2003 was $.05. No options were granted in fiscal 2005. Because the fair value provisions have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost (See Note 1) may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

	2005	2004	2003
Risk-free interest rate	4.00%	4.00%	4.00%
Expected life	10 years	10 years	10 years
Expected volatility	220%	220%	220%
Expected dividend yield	None	None	None

6.                                      COMMITMENTS AND CONTINGENCIES

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

Other Litigation and Disputes

K-tel and its subsidiaries are involved in other legal actions in the ordinary course of their business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal actions cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

Leases

The Company has entered into several office and warehouse leases which expire through 2006. Commitments under  these leases are $120,000 in 2006.  Rental expense was $222,000 in 2005, $228,000 in 2004, and $254,000 in 2003.  Effective October 2006, the Company is planning to relocate its U.S. operations to a smaller facility in Plymouth, Minnesota, which consists of 3,000 square feet of office space and 4,500 square feet of warehouse space.

7.                                      SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

Three customers accounted for approximately 18.4%, 15.3% and 13.2% of K-tel’s revenue for the year ended June 30, 2005 and had accounts receivable balances of $503,000, $403,000, and $22,000 respectively, at June 30, 2005. The loss of, or a substantial reduction in, business from any of these customers could have a material adverse effect on the Company.

See Note 3 for information regarding debt transactions with related parties.

The Company purchased approximately $400,000 in the year ended June 30, 2005, $502,000 in the year ended June 30, 2004, and $463,000 in the year ended June 30, 2003 of music entertainment and consumer convenience products from   K-5, the Company’s largest shareholder controlled by Philip Kives, Chairman of the Board, President and Chief Executive Officer of K-tel. There were trade payables to K-5 of $398,000 at June 30, 2005, and $390,000 at June 30, 2004.

The Company had no sales of  products to K-5 during the years ended June 30, 2005, 2004 and 2003. There was a balance receivable from K-5 at June 30, 2005 of $129,000 and June 30, 2004 of $113,000. No interest was charged on the related outstanding balances during fiscal years 2005, 2004 and 2003.

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

8.             RETIREMENT PLANS

Pension Plan

The Company has a pension plan for its U.K. employees. Contributions to the Plan by the Company on behalf of the eligible employees were terminated effective February 15, 2001 and all benefit accruals under the Plan ceased. Summary plan information is as follows:

	Pension Benefits
	2005	2004
	(In Thousands)
Net periodic cost:
Interest cost	$58	$44
Expected return on assets	(37)	(42)
Amortization of transition amount	(17)	(16)
Actuarial loss	15	9
Net periodic benefit cost	$19	$(5)

Change in benefit obligation:
Benefit obligation at beginning of year	$957	$764
Interest cost	58	44
Actuarial loss	197	77
Exchange rate adjustment	(12)	72

Benefit obligation at end of year	$1,200	$957

Change in plan assets:
Fair value of plan assets at beginning of year	$823	$712
Actual return on plan assets	43	42
Exchange rate adjustment	(5)	69

Fair value of plan at end of year	$861	$823

The employer is not expected to contribute to the plan in fiscal 2006.

The Company’s pension plan asset target allocation for 2005 and actual asset allocations are as follows at June 30:

	Target	Percentage of Plan Assets
	2005	2005	2004
Asset category:

Short-tem liquid investments	100%	100%	100%

The Company’s investment strategy with respect to pension plan assets is to continue to hold the plan asset in a deposit administration fund, which is similar to a bank account. Interest is added to the fund at a rate declared by Swiss Life.

(In Thousands)	2005	2004
Reconciliation of funded status:
Funded status	$(339)	$(134)
Unrecognized actuarial loss	435	265
Unrecognized transition amount	(168)	(185)

Unfunded accrued pension cost	$(72)	$(54)

	2005	2004
Statement of financial position:
Unfunded accrued pension cost	$(72)	$(54)
Additional minimum liability	—	(74)
Accumulated other comprehensive income	—	74

Recognized amount	$(72)	$(54)

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST FOR THE YEARS ENDED JUNE 30:

	2005	2004
Discount rate	5.75%	5%
Expected return on plan assets	4.5%	4.25%
Rate of compensation increase	0%	0%

WEIGHTED-AVERAGE ASSUMPTION USED TO DETERMINE BENEFIT OBLIGATIONS AS OF JUNE 30:

	2005	2004
Discount rate	5.00%	5.75%
Rate of compensation increase	N/A	N/A

Money Purchase Plan

The Company’s U.K. subsidiaries contribute amounts for their employees to a money purchase defined contribution plan. The Company has contributed $53,000, $77,000, and $51,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

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

The retail music segment consists primarily of the sales of pre-recorded music from the Company’s master music catalog. The Company sells compact discs and DVD’s directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

In the licensing segment, the Company licenses the rights to its master music catalog, consisting of original recordings and re-recordings of music from the 1950’s through today, to third parties world-wide for use in albums, films, television programs, commercials and electronic downloads to various media formats, for either a flat fee or a royalty based on the number of units sold.

Operating profits or losses of these segments include an allocation of general corporate expenses. Depreciation and amortization and capital additions are not significant and have therefore been excluded from the presentation.

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Fiscal Years Ended					Total
June 30,		Music	Licensing	Other	Company

Net Sales	2005	$4,552	$1,489	$—	$6,041
	2004	4,763	1,916	—	6,679
	2003	4,454	2,780	—	7,234

Operating Income (Loss)	2005	$(416)	$326	$—	$(90)
	2004	(992)	959	—	(33)
	2003	(1,010)	1,159	—	149

Assets	2005	$3,893	$548	$254	$4,695
	2004	3,519	664	313	4,496
	2003	2,900	2,128	273	5,301

GEOGRAPHIC INFORMATION (in thousands)

Fiscal Years Ended June 30,		United States	Europe	Total

Net Sales	2005	$3,428	$2,613	$6,041
	2004	3,836	2,843	6,679
	2003	4,949	2,285	7,234

Assets	2005	$2,240	$2,455	$4,695
	2004	2,148	2,348	4,496
	2003	3,889	1,412	5,301

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

The Company  recorded  account receivable amounts relating to the misappropriated funds of approximately $857,000 and   $545,000 at June 30, 2004 and June 30, 2003, respectively, to the consolidated balance sheet.  At June 30, 2004 the consolidated balance sheet accounts receivable amount also includes approximately $324,000 from a Lancaster receivable relating to the misappropriated funds (see Note 12).

Fiscal 2005 Interim Financial Data

Quarterly Financial Information (Unaudited)

	Three Months Ended,
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Net sales	$1,836	$1,695	$1,316	$1,194
Gross profit	$915	$923	$911	$853
Advertising, selling, general & administrative	$944	$913	$953	$882
Operating Income (loss)	$(29)	$10	$(42)	$(29)
Net income (loss)	$(153)	$190	$(240)	$(254)
Basic and diluted net loss per common share	$(.01)	$.01	$(.02)	$(.02)
Shares used in computing basic and diluted net loss per common share	13,654	13,654	13,654	13,654

Fiscal 2004 Interim Financial Data

Quarterly Financial Information (Unaudited)

	Three Months Ended,
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
Net sales	$1,622	$1,759	$1,647	$1,651
Gross profit	$966	$902	$912	$965
Advertising, selling, general & administrative	$881	$943	$987	$967
Operating Income (loss)	$85	$(40)	$(71)	$(7)
Net income (loss)	$(84)	$(180)	$(76)	$253
Basic and diluted net loss per common share	$(.01)	$(.01)	$(.01)	$.02
Shares used in computing basic and diluted net loss per common share	13,654	13,654	13,654	13,654

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

As of June 30, 2005, the consolidated financial statements included approximately $399,000 of current assets and $243,000 of current liabilities related to Lancaster.  Lancaster’s current assets include approximately $322,000 of amounts receivable related to the misappropriation of assets as described in Note 11.  Sales and purchases between Lancaster and the Company have been eliminated in consolidation, and the additional effects of Lancaster on the Company’s operations were not material.

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

SCHEDULE II

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30,

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Net Sales	Charged to Other Accounts (1)	Deductions		Balance at End of Period
Allowance for Doubtful Accounts

2005	$4	$—	$—	$—		$4
2004	$25	$24	$2	$(47	)(2)	$4
2003	$68	$62	$9	$(114	)(2)	$25

Reserve for Returns

2005	$133	$646	$—	$(558)		$221
2004	$220	$375	$1	$(463)		$133
2003	$46	$447	$—	$(273)		$220

(1) Exchange rate change

(2) Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 1-07115)).

3.2	Restated By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (File No. 1-07115)).

4	See Exhibits 3.1 and 3.2.

10.1	1987 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1987 (File No. 1-07115)).

10.2	1997 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 1-07115)).

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

10.15

Amendment to Credit Agreement and Note between the Company and K-5 Leisure Products, Inc.dated February 12, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001 (File No. 1-07115)).

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

10.19

Amendment Number Two to Loan Agreement and Security Agreement between the Company and K-5 Leisure Products, Inc., as assignee of Foothill Capital Corporation dated July 20, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 (File No. 1-07115)).

10.20

Amendment Number Two to Credit Agreement and Note between the Company and K-5 Leisure Products, Inc. dated July 20, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 (File No. 1-07115)).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.