Form 10-Q
period 2005-09-30
K TEL INTERNATIONAL INC
filed 2006-11-22
CIK 54193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number:  1-07115

K-TEL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-0946588
(State or other jurisdiction of	(I.RS. Employer Identification No.)
incorporation or organization)

2491 Xenium Lane North, Plymouth, Minnesota	55441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (763) 559-5566

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☒

As of November 13, 2006, the registrant had 13,653,738 shares of Common Stock outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE THREE MONTH PERIOD
ENDED SEPTEMBER 30, 2005

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands - except share data)

	September 30,	June 30,
	2005	2005

ASSETS

Current assets:
Cash and cash equivalents	$1,259	$1,272
Accounts receivable, net of allowance for doubtful accounts of $4 at September 30 and June 30	1,550	2,045
Inventories	530	563
Royalty advances	6	6
Prepaid expenses and other	207	227
Total current assets	3,552	4,113

Property and equipment, net of accumulated depreciation and amortization of $1,140 at September 30 and $1,138 at June 30	73	84

Owned catalog masters, net of accumulated amortization of $3,156 at September 30 and $3,115 at June 30	456	498

	$4,081	$4,695

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Notes payable to affiliate and other	$11,767	$11,518
Accounts payable	1,025	1,727
Accrued royalties	1,880	1,760
Reserve for returns	224	221
Net liabilities of discontinued operations	30	30
Total current liabilities	14,926	15,256

Shareholders’ deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding at September 30 and June 30	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(32,187)	(31,923)
Accumulated other comprehensive loss	(86)	(66)
Total shareholders’ deficit	(10,845)	(10,561)

	$4,081	$4,695

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended
	September 30,
	2005	2004

Net sales	$1,196	$1,836

Costs and expenses:
Cost of goods sold	505	921
Advertising	20	27
Selling, general and administrative	743	917
Total costs and expenses	1,268	1,865
Operating loss	(72)	(29)

Other expense:
Interest expense	(187)	(145)
Other	(2)	22
Total other expense	(189)	(123)

Loss from continuing operations	(261)	(152)

Loss from discontinued operations	(3)	(1)

Net loss	$(264)	$(153)

Loss per share - basic and diluted:
Continuing operations	$(.02)	$(.01)
Discontinued operations	—	—
Net loss	$(.02)	$(.01)

Shares used in the calculation of loss per share
- Basic and Diluted:	13,654	13,654

Comprehensive loss:
Net loss	$(264)	$(153)
Translation adjustment	(20)	45
Comprehensive loss	$(284)	$(108)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(264)	$(153)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	53	63
Loss on disposal of property and equipment	—	(11)
Discontinued operations	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	495	(655)
Inventories	30	88
Royalty advances	—	18
Prepaid expenses	13	18
Accounts payable	(718)	186
Accrued royalties	127	119
Reserve for returns	3	14
Cash used in operating activities	(261)	(312)

Investing activities:
Purchases of property and equipment	—	(62)
Cash used in investing activities	—	(62)

Financing activities:
Borrowings on notes payable	1,031	1,033
Payments on notes payable	(782)	(827)
Cash provided by financing activities	249	206

Effect of exchange rates on cash	(1)	48

Net decrease in cash and cash equivalents	(13)	(120)

Cash and cash equivalents at beginning of period	1,272	147

Cash and cash equivalents at end of period	$1,259	$27

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company”, “K-tel” or the “registrant”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s needs. These products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. K-tel seeks to license its name and trademarks to other companies. Licenses are granted for a royalty or fee, with no cost to the Company.

On October 10, 2005, the Company, through a wholly owned subsidiary, entered into a trademark license agreement with BCI Eclipse Company, LLC (“BCI”) and, effective October 16, 2005, entered into a phonograph record license agreement with BCI.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of house wares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at September 30, 2005 and June 30, 2005, and results from discontinued operations for the three months ended September 30, 2005 and 2004, relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Liquidity

During the three months ended September 30, 2005 and 2004, the Company incurred net losses from continuing operations of $261,000 and $152,000, respectively. Operating activities used $261,000 and $312,000 of cash during the three months ended September 30, 2005 and 2004, respectively. Additionally, the Company had a working capital deficit of $11,374,000 at September 30, 2005.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (See Note 3), increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the Company’s current operations will likely not generate cash sufficient to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2005 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2005.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenue. The Company’s reserve for returns was $224,000 at September 30, 2005 and $221,000 at June 30, 2005.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $20,000 and $27,000 for the three month periods ended September 30, 2005 and 2004, respectively.

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

Stock-based Compensation – The Company accounts for stock-based awards to employees using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the SFAS Nos. 123 and 148 disclosure requirements. If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, and basic and diluted earnings per common share would have been unchanged from as reported.

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Loss Per Share - Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the three month periods ended September 30, 2005 and 2004, weighted average options to purchase 2,228,939 and 2,564,839 shares of common stock, with weighted average exercise prices of $.19 and $.36, respectively, were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (6.0% at September 30, 2005), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,767,000 and $7,518,000 as of September 30, 2005 and June 30, 2005, respectively, under the K-5 Facility. At September 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (7.0% at September 30, 2005) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2005 and June 30, 2005, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

4.             COMMITMENTS AND CONTINGENCIES

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action arose out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar had agreed to indemnify K-tel for injuries and damages arising out of the resale of those goods.

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

Subsidiary’s Liquidation

The Company discontinued its United States subsidiary, K-tel Consumer Products, Inc., in February 2001. This closing represented the discontinuation of the Company’s consumer products division and has been presented in the accompanying financial statements as discontinued operations. In addition, in March 2001, the Company’s music distribution subsidiary in the United States, K-tel International (USA), Inc. ceased operations and filed for protection under Chapter 7 of the United States Bankruptcy Code.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Three Months Ended September 30,		Music	Licensing	Other	Total Company

Net sales	2005	$681	$515	$—	$1,196
	2004	1,531	305	—	1,836

Operating income (loss)	2005	$(236)	$164	$—	$(72)
	2004	55	(84)	—	(29)

Assets	2005	$3,468	$482	$131	$4,081
	2004	4,034	651	226	4,911

GEOGRAPHIC INFORMATION (in thousands)

Three Months Ended September 30,		United States	Europe	Total
Net sales	2005	$772	$424	$1,196
	2004	1,016	820	1,836

Assets	2005	$2,051	$2,030	$4,081
	2004	2,271	2,640	4,911

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

A.            RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2005 were $1,196,000 a decrease of 34.9% from sales of $1,836,000 for the three month period ended September 30, 2004. This net decrease resulted from decreased music sales that were partially offset by an increase in licensing sales. The net loss for the three month period ended September 30, 2005 was $264,000, or $.02 per share, compared to a loss of $153,000, or $.01 per share, for the three month period ended September 30, 2004.

General corporate expenses of $105,000 and $173,000 for the three months periods ended September 30, 2005 and 2004, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $681,000 for the three month period ended September 30, 2005 compared to $1,531,000 for the three month period ended September 30, 2004, a decrease of $850,000, or 55.5%. The overall decrease was primarily due to an industry wide decrease in retail music sales.

Cost of goods sold in the music segment increased to 58.3% of sales for the three month period ended September 30, 2005 compared to 53.9% of sales for the three month period ended September 30, 2004 reflecting increased production costs in the United Kingdom.  The segment’s advertising expenses, which consist primarily of co-operative advertising payments, trade advertising and promotions, decreased to $20,000 for the three month period ended September 30, 2005 compared to $27,000 for the three month period ended September 30, 2004.

Selling, general and administrative expenses were $500,000, or 73.5% of sales for the three month period ended September 30, 2005 compared to $616,000, or 40.2% of sales for the three month period ended September 30, 2004. The primary reason for the decrease in general and administrative expenses was the efforts to reduce overhead costs at the Company’s offices in the United Kingdom and the United States.

The music segment incurred an operating loss of $236,000 for the three month period ended September 30, 2005 compared to operating income of $55,000 for the three month period ended September 30, 2004.

Licensing

Licensing revenue was $515,000 for the three month period ended September 30, 2005 compared to $305,000 for the three month period ended September 30, 2004, an increase of 69.0%.  This increase reflected an increase in activity related to licensing the Company’s master music catalog to companies that offer electronic downloads via their internet sites.  The Company continues to concentrate its efforts on building additional licensing arrangements in several other segments of the entertainment industry.

Royalty costs within the segment increased to $108,000 for the three month period ended September 30, 2005 compared to $88,000 for the three month period ended September 30, 2004 due to the increased licensing sales.  Selling, general and administrative expenses for the segment decreased $58,000 for the three month period ended September 30, 2005 to $243,000 compared to $301,000 for the three month period ended September 30, 2004.  The primary reason for the decrease in general and administrative expenses was the effort to reduce overhead costs at the Company’s offices in the United Kingdom and the United States.

There was operating income in the licensing segment of $164,000 for the three month period ended September 30, 2005 compared to an operating loss of $84,000 for the three month period ended September 30, 2004, an increase of $248,000.

B.            LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (6.0% at September 30, 2005), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,767,000 and $7,518,000 as of September 30, 2005 and June 30, 2005, respectively, under the K-5 Facility. At September 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (7.0% at September 30, 2005) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2005 and June 30, 2005, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

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

The Company’s ability to continue its present operations is contingent mainly upon its ability to maintain its line of credit arrangements with K-5, increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the Company’s current operations will likely not generate cash sufficient to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. In the event the Company is unable to fund its operations and implement its current business plan properly, it may be unable to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the three month period ended September 30, 2005. For additional information, refer to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005.

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

In response to the material weakness above, the Company terminated the employee, undertook a full-scale investigation of the matter, retained a forensic auditing firm and dismissed the accounting firm in the UK that audited the UK subsidiary’s financial books and records. In addition the Company hired a new Financial Controller and stringent internal control procedures were created and implemented for the Company’s purchasing, accounts payable, check signing, payroll, petty cash and financial reporting policies. Management believes that these procedures, implemented upon the discovery of the misappropriation of funds, have allowed the Company to reestablish effective internal control over financial reporting.

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

In response to the material weakness in the U.S. office, the former Controller was rehired and duties and responsibilities were revised to allow for improved segregation of duties and to increase the level of approvals and reviews.

Other than as set forth above, during the fiscal quarter ended September 30, 2005, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

K-tel International, Inc. vs. Tristar Products, Inc.

On March 14, 2000, K-tel and its subsidiary in Germany commenced an action for breach of express and implied warranties against Defendant Tristar Products, Inc. This action arose out of Tristar’s sale to K-tel of a defective home exercise product called the “BunBlaster” for resale in Germany, Austria and Switzerland. By written contract, Tristar had agreed to indemnify K-tel for injuries and damages arising out of the resale of those goods.

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

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: November 22, 2006	/S/ PHILIP KIVES
PHILIP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: November 22, 2006	/s/ KIMMY LOCKWOOD
KIMMY LOCKWOOD
PRINCIPAL FINANCIAL OFFICER

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1

Amendment Number Two to Loan Agreement and Security Agreement between the Company and K-5 Leisure Products, Inc., as assignee of Foothill Capital Corporation dated July 20, 2005 (incorporated by reference to our Annual report on Form 10-K/A for the fiscal year ended June 30, 2004 (File No. 1-07115)).

10.2

Amendment Number Two to Credit Agreement and Note between the Company and K-5 Leisure Products, Inc. dated July 20, 2005 (incorporated by reference to our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004 (File No. 1-07115)).

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