Form 10-Q
period 2005-12-31
K TEL INTERNATIONAL INC
filed 2006-11-22
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

ENDED DECEMBER 31, 2005

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands — except share data)

	December 31,	June 30,
	2005	2005

ASSETS

Current assets:
Cash and cash equivalents	$1,298	$1,272
Accounts receivable, net of allowance for doubtful accounts of $4 at December 31 and June 30	1,590	2,045
Inventories	465	563
Royalty advances	6	6
Prepaid expenses and other	211	227
Total current assets	3,570	4,113

Property and equipment, net of accumulated depreciation and amortization of $1,146 at December 31 and $1,138 at June 30	64	84

Owned catalog masters, net of accumulated amortization of $3,196 at December 31 and $3,115 at June 30	416	498

	$4,050	$4,695

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Notes payable to affiliate and other	$11,690	$11,518
Accounts payable	1,219	1,727
Accrued royalties	1,901	1,760
Reserve for returns	256	221
Net liabilities of discontinued operations	30	30
Total current liabilities	15,096	15,256

Shareholders’ deficit:
Common stock — 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding at December 31 and June 30	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(32,352)	(31,923)
Accumulated other comprehensive loss	(122)	(66)
Total shareholders’ deficit	(11,046)	(10,561)

	$4,050	$4,695

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$1,302	$1,695	$2,498	$3,531

Costs and expenses:
Cost of goods sold	580	772	1,085	1,693
Advertising	68	40	88	67
Selling, general and administrative	588	873	1,331	1,790
Total costs and expenses	1,236	1,685	2,504	3,550
Operating income (loss)	66	10	(6)	(19)

Other income (expense):
Interest expense	(212)	(157)	(399)	(302)
Other income (expense), net	(19)	125	(21)	147
Total other expense	(231)	(32)	(420)	(155)

Loss from continuing operations	(165)	(22)	(426)	(174)

Discontinued operations:
Gain (loss) from discontinued operations, net of taxes	—	212	(3)	211

Net income (loss)	$(165)	$190	$(429)	$37

Income (loss) per share — basic and diluted:
Continuing operations	$(.01)	$—	$(.03)	$(.01)
Discontinued operations	—	.02	—	.02
Net income (loss)	$(.01)	$.02	$(.03)	$.01

Shares used in the calculation of loss per share - basic and diluted	13,654	13,654	13,654	13,654

Comprehensive income (loss):
Net income (loss)	$(165)	$190	$(429)	$37
Translation adjustment	(36)	65	(56)	110

Comprehensive income (loss)	$(201)	$255	$(485)	$147

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(429)	$37
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	102	123
Loss on disposal of property and equipment	—	(11)
Discontinued operations	—	4
Changes in operating assets and liabilities:
Accounts receivable, net	411	(908)
Inventories	88	47
Royalty advances	33	13
Prepaid expenses	(25)	43
Accounts payable	(481)	99
Accrued royalties	161	164
Reserve for returns	34	18
Cash used in operating activities	(106)	(371)

Cash flows from Investing Activities:
Purchases of property and equipment	—	(55)
Other	—	(13)
Cash used in investing activities	—	(68)

Cash flows from financing activities:
Borrowings on notes payable	1,978	2,320
Payments on notes payable	(1,806)	(1,958)
Cash provided by financing activities	172	362

Effect of exchange rates on cash	(40)	56

Net increase (decrease) in cash and cash equivalents	26	(21)

Cash and cash equivalents at beginning of period	1,272	147

Cash and cash equivalents at end of period	$1,298	$126

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

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at December 31, 2005 and June 30, 2005, and losses from discontinued operations for the three and six months ended December 31, 2005 and 2004, relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Liquidity

During the six months ended December 31, 2005 and 2004, the Company incurred net losses from continuing operations of $426,000 and $174,000, respectively. Operating activities used $106,000 and $371,000 of cash during the six months ended December 31, 2005 and 2004, respectively. Additionally, the Company had a working capital deficit of $11,526,000 at December 31, 2005.

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

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2005 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2005.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition — The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenue. The Company’s reserve for returns was $256,000 at December 31, 2005 and $221,000 at June 30, 2005.

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

Cash and Cash Equivalents — Cash and cash equivalents consist principally of cash and short-term, highly liquid investments with original maturities of less than ninety days.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $88,000 and $67,000 for the six month periods ended December 31, 2005 and 2004, respectively.

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

Stock-based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees,” whereby the options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the SFAS Nos. 123 and 148 disclosure requirements. If compensation expense for the Company’s various stock option plans had been determined based upon the projected fair values at the grant dates for awards under those plans in accordance with SFAS No. 123, the Company’s pro-forma net earnings, and basic and diluted earnings per common share would have been unchanged from as reported.

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the six month periods ended December 31, 2005 and 2004, weighted average options to purchase 2,228,939 and 2,564,839 shares of common stock, with weighted average exercise prices of $.19 and $.36, respectively, were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.   For the three month periods ended December 31, 2005 and 2004, weighted average options to purchase 2,228,939 and 2,564,839 shares of common stock, with weighted average exercise prices of $.19 and $.36, respectively, were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (7.0% at December 31, 2005), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,690,000 and $7,518,000 as of December 31, 2005 and June 30, 2005, respectively, under the K-5 Facility. At December 31, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance

Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (8.0% at December 31, 2005) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of December 31, 2005 and June 30, 2005, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At December 31, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

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

5.             BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company markets and distributes entertainment products internationally and through its operating subsidiaries. K-tel’s businesses are organized, managed and internally reported as two segments: retail music sales and music licensing. These segments are based on differences in products, customer type and sales and distribution methods. The Company’s consumer product operations have been discontinued and is presented in the accompanying financial statements as discontinued operations and are therefore not included in the segment information.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Six Months Ended December 31,		Music	Licensing	Other	Total Company

Net sales	2005	$1,166	$1,332	$—	$2,498
	2004	2,881	650	—	3,531

Operating income (loss)	2005	$(595)	$589	$—	$(6)
	2004	(12)	(7)	—	(19)

Assets	2005	$3,543	$434	$73	$4,050
	2004	4,213	587	563	5,363

Three Months Ended December 31,

Net sales	2005	$485	$817	$—	$1,302
	2004	1,350	345	—	1,695

Operating income (loss)	2005	$(359)	$425	$—	$66
	2004	(67)	77	—	10

GEOGRAPHIC INFORMATION (in thousands)

Six Months Ended December 31,		United States	Europe	Total

Net sales	2005	$1,408	$1,090	$2,498
	2004	1,909	1,622	3,531

Assets	2005	$1,709	$2,341	$4,050
	2004	2,503	2,860	5,363

Three Months Ended December 31,

Net sales	2005	$636	$666	$1,302
	2004	893	802	1,695

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

A.            RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 VERSUS DECEMBER 31, 2004

Net sales for the three month period ended December 31, 2005 were $1,302,000 a decrease of 23.2% from net sales of $1,695,000 for the three month period ended December 31, 2004. This net decrease resulted from decreased music sales that were partially offset by an increase in licensing revenue during the quarter ended December 31, 2005. The net loss for the three month period ended December 31, 2005 was $165,000, or $.01 per share, compared to net income of $190,000, or $.01 per share, for the three month period ended December 31, 2004.

General corporate expenses of $108,000 and $170,000 for the three month periods ended December 31, 2005 and 2004, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $485,000 for the three month period ended December 31, 2005 compared to $1,350,000 for the three month period ended December 31, 2004, a decrease of $865,000, or 64.1%. The decrease was due to the decrease in domestic music sales related to the Company’s transition from a primarily distribution business to a licensing business.

Cost of goods sold in the music segment decreased to $458,000, or 94.4% of sales for the three month period ended December 31, 2005 compared to $773,000, or 57.3% of sales for the three month period ended December 31, 2004, reflective of the reduced music sales during the three month period ended December 31, 2005.  The segments advertising expenses, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $68,000 for the three month period ended December 31, 2005 compared to $40,000 for the three month period ended December 31, 2004.

Selling, general and administrative expenses were $318,000, or 65.6% of sales for the three month period ended December 31, 2005 compared to $597,000, or 44.3% of sales for the three month period ended December 31, 2004. The primary reason for the decrease was the staff and cost reductions at the Company’s U.S. office.

The music segment incurred an operating loss of $359,000 for the three month period ended December 31, 2005 compared to an operating loss of $67,000 for the three month period ended December 31, 2004.

Licensing

Licensing revenue was $817,000 for the three month period ended December 31, 2005 compared to $345,000 for the three month period ended December 31, 2004, an increase of $472,000. This increase reflected an increase in activity related to licensing the Company’s master music catalog to BCI. The licensing segment had operating income of $425,000 for the three month period ended December 31, 2005 compared to $77,000 for the three month period ended December 31, 2004, an increase of $348,000.

SIX MONTHS ENDED DECEMBER 31, 2005 VERSUS DECEMBER 31, 2004

Net sales for the six month period ended December 31, 2005 were $2,498,000 compared to $3,531,000 for the six month period ended December 31, 2004. This net decrease resulted from decreased music sales that were partially offset by an increase in licensing sales. The net loss for the six month period ended December 31, 2005 was $429,000, or $.03 per share, compared to net income of $37,000, or $.01 per share, for the six month period ended December 31, 2004.

General corporate expenses of $213,000 and $343,000 for the six month periods ended December 31, 2005 and 2004, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,166,000 for the six month period ended December 31, 2005 compared to $2,881,000 for the six month period ended December 31, 2004, a decrease of $1,715,000, or 59.5%.  The decrease was due to a decrease in domestic music sales related to the Company’s transition from a primarily distribution business to a licensing business.

Cost of goods sold in the music segment were $855,000, or 73.3% of sales for the six month period ended December 31, 2005 compared to $1,597,000, or 55.4% of sales for the six month period ended December 31, 2004, a decrease of $742,000 reflective of the decreased music sales in the six month period ended December 31, 2005. The segment’s advertising expenses, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $88,000 for the six month period ended December 31, 2005 compared to $67,000 for the six month period ended December 31, 2004.

Selling, general and administrative expenses were $818,000, or 70.2% of sales for the six month period ended December 31, 2005 compared to $1,213,000, or 42.1% of sales for the six month period ended December 31, 2004, a decrease of $395,000 relating to the staff and cost reductions at the Company’s offices in the United States and the United Kingdom.

The music segment incurred an operating loss of $595,000 for the six month period ended December 31, 2005 compared to an operating loss of $12,000 for the six month period ended December 31, 2004.

Licensing

Licensing revenue was $1,332,000 for the six month period ended December 31, 2005 compared to $650,000 for the six month period ended December 31, 2004, an increase of $682,000.  This increase reflected an increase in domestic licensing activity related to the Company’s agreements with BCI.  The Company continues its efforts on building licensing arrangements in several other segments of the entertainment industry and continues to license its master music catalog to several companies that offer electronic downloads via their internet sites.

Royalty expense within the segment increased to $230,000 for the six month period ended December 31, 2005 compared to $81,000 for the six month period ended December 31, 2004, due to the increase in licensing revenue.

Selling, general and administrative expenses decreased to $514,000 for the six month period ended December 31, 2005 compared to $576,000 for the six month period ended December 31, 2004, a decrease of 10.8%.   The primary reason for the decrease in general and administrative expenses was the effort to reduce overhead cost at the company’s offices in the United States and the United Kingdom.

Operating income in the licensing segment was $589,000 for the six month period ended December 31, 2005 compared to an operating loss of $7,000 for the six month period ended December 31, 2004, an increase of $596,000.

B.            LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder  and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (7.0% at December 31, 2005), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,690,000 and $7,518,000 as of December 31, 2005 and June 30, 2005, respectively, under the K-5 Facility. At December 31, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (8.0% at December 31, 2005) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of December 31, 2005 and June 30, 2004, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At December 31, 2005, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the six month period ended December 31, 2005. For additional information, refer to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005.

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

Other than as set forth above, during the fiscal quarter ended December 31, 2005, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2

Phonograph record license agreement between Dominion Entertainment, Inc. and BCI Eclipse Company, LLC, effective October 16, 2005 (incorporated by reference to the Company’s Report on Form 8-K filed on August 29, 2006 (File No. 1-07115)).

10.3

Digital music download sales agreement dated October 10, 2003, between Dominion Entertainment, Inc. and Apple Computer, Inc. (incorporated by reference to the Company’s Report on Form 8-K filed on August 29, 2006 (File No. 1-07115)). *

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

* Confidential treatment has been requested by the registrant for portions of this exhibit.