Form 10-Q
period 2006-03-31
K TEL INTERNATIONAL INC
filed 2006-11-22
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

ENDED MARCH 31, 2006

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands – except share data)

	March 31,	June 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,374	$1,272
Accounts receivable, net of allowance for doubtful accounts of $4 at March 31 and June 30	1,172	2,045
Inventories	374	563
Royalty advances	6	6
Prepaid expenses and other	231	227
Total current assets	3,157	4,113

Property and equipment, net of accumulated depreciation and amortization of $1,156 at March 31 and $1,138 at June 30	61	84

Owned catalog masters, net of accumulated amortization of $3,237 at March 31 and $3,115 and June 30	376	498

	$3,594	$4,695

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable to affiliate and other	$11,618	$11,518
Accounts payable	1,103	1,727
Accrued royalties	1,898	1,760
Reserve for returns	254	221
Net liabilities of discontinued operations	30	30
Total current liabilities	14,903	15,256

Shareholders’ deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding at March 31 and June 30	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(32,628)	(31,923)
Accumulated other comprehensive loss	(109)	(66)
Total shareholders’ deficit	(11,309)	(10,561)

	$3,594	$4,695

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net sales	$1,144	$1,316	$3,642	$4,847

Costs and expenses:
Cost of goods sold	432	405	1,517	2,098
Advertising	25	24	113	91
Selling, general and administrative	728	929	2,059	2,719
Total costs and expenses	1,185	1,358	3,689	4,908
Operating loss	(41)	(42)	(47)	(61)

Other income (expense)
Interest expense	(232)	(162)	(631)	(464)
Other income (expense), net	5	(14)	(16)	133
Total other expense	(227)	(176)	(647)	(331)

Loss from continuing operations	(268)	(218)	(694)	(392)

Discontinued operations:
Gain(loss) from discontinued operations, net of taxes	(8)	(22)	(11)	189

Net loss	$(276)	$(240)	$(705)	$(203)

Income (loss) per share – basic and diluted:
Continuing operations	$(.02)	$(.02)	$(.05)	$(.03)
Discontinued operations	—	—	—	.01
Net loss	$(.02)	$(.02)	$(.05)	$(.02)
Shares used in the calculation of loss per share - basic and diluted	13,654	13,654	13,654	13,654

Comprehensive loss:
Net loss	$(276)	$(240)	$(705)	$(203)
Translation adjustment	13	(41)	(43)	69

Comprehensive loss	$(263)	$(281)	$(748)	$(134)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(705)	$(203)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	151	180
Loss on disposal of property and equipment	—	(11)
Discontinued operations	—	2
Changes in operating assets and liabilities:
Accounts receivable, net	842	1,080
Inventories	180	(54)
Royalty advances	4	11
Prepaid expenses	(13)	16
Accounts payable	(604)	7
Accrued royalties	150	46
Reserve for returns	33	14
Cash provided by operating activities	38	1,088

Cash flows from investing activities:
Purchases of property and equipment	(8)	(55)
Other	—	(12)
Cash used in investing activities	(8)	(67)

Cash flows from financing activities:
Borrowings on notes payable	2,831	3,460
Payments on notes payable	(2,731)	(3,331)
Cash provided by financing activities	100	129

Effect of exchange rates on cash	(28)	32

Net increase in cash and equivalents	102	1,182

Cash and equivalents at beginning of period	1,272	147

Cash and equivalents at end of period	$1,374	$1,329

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

On October 10, 2005, K-tel, through a wholly owned subsidiary, entered into a trademark license agreement with BCI Eclipse Company, LLC (“BCI”) and, effective October 16, 2005, entered into a phonograph record license agreement with BCI.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at March 31, 2006 and June 30, 2005, and losses from discontinued operations for the three and nine months ended March 31, 2006 and 2005, relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Liquidity

During the nine months ended March 31, 2006 and 2005, the Company incurred net losses from continuing operations of $694,000 and $392,000, respectively. Operating activities provided $38,000 and $1,088,000 of cash during the nine months ended March 31, 2006 and 2005, respectively. Additionally, the Company had a working capital deficit of $11,746,000 at March 31, 2006.

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

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2005 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2005.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company derives its revenue mainly from two sources: the sale of music compilations (predominately compact discs) produced by the Company, and license revenue from the licensing of Company-owned masters. Revenue from music sales is recognized at the time of shipment to the customer, while license revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenue. The Company’s reserve for returns was $254,000 at March 31, 2006 and $221,000 at June 30, 2005.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $113,000 and $91,000 for the nine month periods ended March 31, 2006 and 2005, respectively.

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

Net Loss Per Share - Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the nine month periods ended March 31, 2006 and 2005, weighted average options to purchase 2,228,939 and 2,564,839 shares of common stock, with weighted average exercise prices of $.19 and $.36 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.   For the three month periods ended March 31, 2006 and 2005, weighted average options to purchase were 2,228,939 and 2,564,839 shares of common stock, with weighted average exercise prices of $.19 and $.36 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (7.75% at March 31, 2006), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,618,000 and $7,518,000 as of March 31, 2006 and June 30, 2005, respectively, under the K-5 Facility. At March 31, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance

Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (8.75% at March 31, 2006) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2006 and June 30, 2005, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At March 31, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Nine months ended March 31,		Music	Licensing	Other	Total Company

Net sales	2006	$1,661	$1,981	$—	$3,642
	2005	3,799	1,048	—	4,847

Operating income (loss)	2006	$(905)	$858	$—	$(47)
	2005	(133)	72	—	(61)

Assets	2006	$3,090	$424	$80	$3,594
	2005	3,839	536	189	4,564

Three months ended March 31,

Net Sales	2006	$495	$649	$—	$1,144
	2005	918	398	—	1,316

Operating income (loss)	2006	$(310)	$269	$—	$(41)
	2005	(121)	79	—	(42)

GEOGRAPHIC INFORMATION (in thousands)

Nine months ended March 31,		United States	Europe	Total

Net sales	2006	$2,018	$1,624	$3,642
	2005	2,701	2,146	4,847

Assets	2006	$1,322	$2,272	$3,594
	2005	1,981	2,583	4,564

Three months ended March 31,
Net sales	2006	$610	$534	$1,144
	2005	793	523	1,316

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

A.            RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 VERSUS MARCH 31, 2005

Net sales for the three month period ended March 31, 2006 were $1,144,000 a decrease of 13.1% from net sales of $1,316,000 for the three month period ended March 31, 2005. This decrease resulted from lower sales in the U.S. music segment for the three months ended March 31, 2006.  The net loss for the three month period ended March 31, 2006 was $276,000, or $.02 per share, compared to a net loss of $240,000, or $.02 per share, for the three month period ended March 31, 2005.

General corporate expenses of $85,000 and $174,000 for the three month periods ended March 31, 2006 and 2005, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Net sales in the music segment were $495,000 for the three month period ended March 31, 2006 compared to $918,000 for the three month period ended March 31, 2005, a decrease of $423,000, or 46.1%. The decrease was due to a decrease in domestic music sales related to the Company’s transition from a primarily distribution business to a licensing business.

Cost of goods sold in the music segment decreased to $311,000, or 62.7% of sales for the three month period ended March 31, 2006 compared to $392,000, or 42.7% of sales for the three month period ended March 31, 2005 reflecting the decreased sales of music product in the United States.  The segment’s advertising expenses, which consists primarily of co-operative advertising payments, trade advertising and promotions, were $25,000 for the three month period ended March 31, 2006 compared to $24,000 for the three month period ended March 31, 2005.

Selling, general and administrative expenses were $469,000, or 94.7% of sales for the three month period ended March 31, 2006 compared to $625,000, or 68.1% of sales for the three month period ended March 31, 2005. The primary reason for the decrease in general and administrative expenses was the efforts to reduce overhead costs at the Company’s offices in the United States and in the United Kingdom.

The music segment incurred an operating loss of $310,000 for the three month period ended March 31, 2006 compared to an operating loss of $121,000 for the three month period ended March 31, 2005.

Licensing

Licensing revenue was $649,000 for the three month period ended March 31, 2006 compared to $398,000 for the three month period ended March 31, 2005, an increase of 63.0%. This increase reflected the increase in activity related to licensing the Company’s master music catalog to several companies that offer electronic downloads via their internet sites and the licensing agreements with BCI.

Royalty costs within the segment increased to $121,000 for the three month period ended March 31, 2006 compared to $13,000 for the three month period ended March 31, 2005 due to the increased domestic licensing activity.

Selling, general and administrative expenses decreased to $259,000 for the three month period ended March 31, 2006 compared to $305,000 for three month period ended March 31, 2005, a decrease of 15.2%. The primary reason for the decrease was the efforts to reduce the Company’s overhead costs at the Company’s offices in the United States and the United Kingdom.

Operating income in the licensing segment was $269,000 for the three month period ended March 31, 2006 compared to operating income of $79,000 for the three month period ended March 31, 2005, an increase of $190,000.

NINE MONTHS ENDED MARCH 31, 2006 VERSUS MARCH 31, 2005

Net sales for the nine month period ended March 31, 2006 were $3,642,000 compared to $4,847,000 for the nine month period ended March 31, 2005. This decrease resulted from lower sales in the U.S. music segment.  The net loss for the nine month period ended March 31, 2006 was $705,000, or $.05 per share, compared to a net loss of $203,000, or $.02 per share, for the nine month period ended March 31, 2005.

General corporate expenses of $296,000 and $517,000 for the nine month periods ended March 31, 2006 and 2005, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Music

Sales in the music segment were $1,661,000 for the nine month period ended March 31, 2006 compared to $3,799,000 for the nine month period ended March 31, 2005, a decrease of $2,138,000 or 56.3%.  This decrease was due to decreased domestic music sales related to the Company’s transition from a primarily distribution business to a licensing business.

Cost of goods sold in the music segment was $1,166,000 or 70.2% of sales for the nine month period ended March 31, 2006 compared to $1,989,000 or 52.4% of sales for the nine month period ended March 31, 2005, reflecting the decreased sales of music product in the United States.  The segment’s advertising expenses, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $113,000 for the nine month period ended March 31, 2006 compared to $91,000 for the nine month period ended March 31, 2005.

Selling, general and administrative expenses were $1,287,000, or 77.5% of sales for the nine month period ended March 31, 2006 compared to $1,838,000, or 48.4% of sales for the nine month period ended March 31, 2005. The primary reason for the decrease was the effort to reduce overhead costs at the Company’s offices in the United States and the United Kingdom.

The music segment incurred an operating loss of $905,000 for the nine month period ended March 31, 2006 compared to an operating loss of $133,000 for the nine month period ended March 31, 2005.

Licensing

Licensing revenue was $1,981,000 for the nine month period ended March 31, 2006 compared to $1,048,000 for the nine month period ended March 31, 2005, an increase of 89.0%.  This increase reflected the increase in activity related to licensing the Company’s master music catalog to several companies that offer electronic downloads via their internet sites and the licensing agreements with BCI. The Company continues to concentrate its efforts on building licensing arrangements in other segments of the entertainment industry.

Royalty costs within the segment increased to $351,000 for the nine month period ended March 31, 2006 compared to $94,000 for the nine month period ended March 31, 2005 due to the increase in licensing revenue.

Selling, general and administrative expenses decreased to $772,000 for the nine month period ended March 31, 2006 compared to $881,000 for the nine month period ended March 31, 2005, a decrease of 12.4%.   The primary reason for the decrease was the effort to reduce overhead costs at the Company’s offices in the United States and the United Kingdom.

Operating income in the licensing segment was $858,000 for the nine month period ended March 31, 2006 compared to $72,000 for the nine month period ended March 31, 2005, an increase of $786,000.

B.            LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (7.75% at March 31, 2006), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $7,618,000 and $7,518,000 as of March 31, 2006 and June 30, 2005 respectively under the K-5 Facility. At March 31, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (8.75% at March 31, 2006) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2006 and June 30, 2005, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At March 31, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the nine month period ended March 31, 2006. For additional information, refer to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005.

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

Other than as set forth above, during the fiscal quarter ended March 31, 2006, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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