Form 10-K
period 2006-06-30
K TEL INTERNATIONAL INC
filed 2006-11-22
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

As of November 17, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sale price as reported by the Over-the-Counter Bulletin Board on such date was $211,189.

As of November 17, 2006, the registrant had 13,653,738 shares of Common Stock outstanding.

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

Description of Businesses

Music Licensing and Sales

K-tel’s primary activity is licensing music to other record companies and to other segments of the entertainment industry. K-tel owns a proprietary master music catalog of approximately 6,000 titles consisting of original recordings and re-recordings of music from the 1950’s through today. The Company licenses the rights to its master recordings to third parties worldwide for use in albums.  The Company also licenses its master recordings for films, television programs, commercials and electronic downloads to various media formats, for either a flat fee or a royalty based on the number of units sold. Licensing of its proprietary music rights to third parties has historically been an important revenue source for K-tel.

The Company also markets and distributes pre-recorded compact discs utilizing the Company’s master recordings in its music catalog. Customers include retailers, wholesalers and rack service distributors. These products are also sold through subsidiaries and licensees in the United States, United Kingdom and elsewhere in Europe. The principal entertainment products that K-tel markets and sells consist primarily of pre-recorded thematic music packages in a compilation format featuring various artists. These thematic music selections, which cover nearly all music genres, are targeted at a variety of age groups. K-tel provides marketing support for its music sales through cooperative advertising with retailers, print media, radio and television advertising, and in-store promotions and displays.

One customer, I Tunes, accounted for approximately 15.2% of K-tel’s revenue for the year ended June 30, 2006. The loss of, or a substantial reduction in, business from this customer could have a material adverse effect on the Company.

K-tel delivers music products through licensing its master music catalog to other music companies, through electronic downloads of the Company’s master music catalog and sales of CDs through traditional wholesale and retail distribution channels. Digital music distribution provides both significant risks and opportunities for K-tel. The risks include K-tel’s uncertain ability to compete with other music companies from a marketing and technological standpoint. The Company believes there are additional opportunities to license its owned library of master recordings and is pursuing alternative licensing and distribution opportunities.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc., the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel (see Note 3 to the consolidated financial statements), increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the cash generated from the Company’s current operations will likely be inadequate to fund operations and service the Company’s indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts or be able to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Competition

The music business is highly competitive.  K-tels competitors include national and regional companies; certain of these competitors (Sony BMG Corp., Time Warner, Inc. and EMI) dominate the market for licensing and pre-recorded music. K-tel does not have the financial resources, nor does it have the depth or breadth of catalog, distribution capabilities or current repertoire of these companies. K-tel’s ability to compete in the future depends upon a number of factors, including its ability to:

•                  obtain licenses with independent music labels and manufacturers;

•                  expand the customer base for the Company’s master music catalog for digital downloads; and

•                  build upon and maintain its reputation for  licensing,  producing, marketing and distributing high quality music.

The major pre-recorded music companies, either directly or through subsidiaries, now manufacture and distribute pre-recorded music compilations in direct competition with K-tel’s music compilation products. With this competition, the Company relies on its own Dominion master music catalog for the production of music compilations.

Intellectual Property

The Company believes that the K-tel® name and mark are well recognized and are therefore valuable assets of the Company. The Company pursues the registration of its trademarks and service marks in the U.S. and internationally. Effective trademark, service mark and copyright protection may not be available in every country in which the Company’s products and services are made available. Federal and state trademark registrations continue indefinitely, so long as the trademarks are in use and periodic renewals and other required filings are made.

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

Employees

On June 30, 2006, K-tel employed 10 full time and 3 part time people worldwide.

Financial and Geographic Information

For financial information about the Company’s business segment and geographic area operations for each of the three fiscal years ended June 30, 2006 (see Note 9 to the consolidated financial statements).

ITEM 1A:             RISK FACTORS

The following are certain risk factors that could affect the Company’s business, financial condition, operation results and cash flows.  These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause actual results to differ materially from those expressed in any forward-looking statement.  The risks highlighted below are not the only ones the Company  faces.  If any of these events actually occur, the Company’s business, financial condition, operating results or cash flows could be negatively affected.  The Company cautions you to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Continuing losses could affect the Company’s ability to obtain additional working capital.

The Company has incurred losses in recent fiscal years and expects to continue incurring losses for the foreseeable future. Continuation of the Company’s operations will require additional working capital and continued access to financing to meet working capital requirements and develop new business opportunities which may not be available on acceptable terms or at all.

In addition, the report of the Company’s independent registered public accounting firm for fiscal year 2006 includes an explanatory paragraph expressing doubt about the Company’s ability to continue as a going concern.

The level of the Company’s indebtedness could adversely affect financial condition.

The Company has primarily funded its recent operations through secured loans from K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder which is controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel.  Although K-5 continues to advance funds sufficient to meet the Company’s needs at this time, there can be no assurance that K-5 will continue to advance funds sufficient to meet the Company’s needs or that the Company will be able to obtain additional financing upon favorable terms or at all when required.

A substantial portion of total net sales are from a small group of customers. A reduction in sales to any of these customers could have a material adverse effect on net sales and profitability.

The Company believes that sales to a small group of customers will continue to represent a significant percentage of total net sales. Substantially all of the products the Company distributes to these customers are supplied on a non-exclusive basis under arrangements that may be cancelled without cause and upon short notice, and retail customers generally are not required to make minimum purchases. If the Company is unable to continue to sell products to this select group of customers or is unable to maintain sales to these customers at current levels and cannot find other customers to replace these sales, there would be an adverse impact on net sales and profitability. There can be no assurance that the Company will continue to recognize a significant amount of revenue from sales to any specific customer.

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

Technology developments may adversely affect net sales, margins and results of operations.

Home entertainment products have traditionally been marketed and delivered on a physical delivery basis. If, in the future, these products are increasingly marketed and delivered through technology transfers, such as electronic downloading through the Internet or similar delivery methods, then the Company’s retail and wholesale distribution business could be negatively impacted. As electronic downloading grows through Internet retailers, competition between suppliers to electronic retailers in traditional ways will intensify and likely negatively impact net sales and margins. If the Company is unable to develop the necessary vendor and customer relationships to facilitate additional electronic downloading or if the terms of these arrangements differ from those related to physical product sales the Company’s business may be materially harmed.

Increased counterfeiting or piracy may negatively affect the demand for entertainment products.

The recorded music industry has been adversely affected by counterfeiting of CDs and DVDs and also by websites and technologies that allow consumers to illegally download and access music.  Increased proliferation of these alternative access methods could impair the Company’s ability to generate sales.

The Company may not be able to successfully protect its intellectual property rights.

The Company regards its copyrights, service marks, trademarks, and similar intellectual property critical to its success, and relies on trademark and copyright law to protect the intellectual property the Company licenses.  Infringement on the Company’s intellectual property may lead to litigation to protect the Company’s intellectual property rights which could result in substantial costs and diversion of resources and could have a material effect on the Company’s business.

Product returns or inventory obsolescence could reduce sales and profitability or negatively impact liquidity.

The Company maintains a significant investment in product inventory. Like other companies operating in the music industry, product returns from retail customers are significant when expressed as a percentage of revenues.  Weakening market conditions could lead to increased product returns, increasing the Company’s inventory and increasing the need for higher obsolescence reserve.  Adverse financial conditions could cause a significant decline in the value and marketability of products, possibly making it difficult to recover initial product acquisition costs. Under such circumstances, the Company’s business, financial condition, operating results and cash flows, could be adversely affected. The Company maintains a sales return reserve based on historical product line experience rates. The Company can not assure that reserves will be adequate to cover potential returns.

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

ITEM 1B:             UNRESOLVED STAFF COMMENTS

None

ITEM 2:                PROPERTIES

K-tel’s corporate offices and U.S. operations are located in leased facilities in Plymouth, a suburb of Minneapolis, Minnesota, consisting of approximately 3,000 square feet of office space and approximately 4,500 square feet of warehouse. K-tel’s foreign subsidiaries lease a total of approximately 1,350 square feet of office space.   See Note 6 to the consolidated financial statements for a summary of the lease agreements.

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

ITEM 4:                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of K-tel’s security holders during the fourth quarter of fiscal 2006.

Executive officers of the registrant

Each of our Company’s executive officers is appointed to serve until his or her successor is duly appointed or his or her earlier removal or resignation from office.

The following table sets forth certain information with respect to the executive officers of K-tel at November 22, 2006.

Name of Officer	Age	Positions and Offices Held
Philip Kives	77	Chairman of the Board, Chief Executive Officer, President and Director
Kimmy Lockwood	50	Controller, Principal Financial Officer and Principal Accounting Officer

Philip Kives, age 77, has held various offices and/or managerial positions with K-tel for more than thirty-five years. Mr. Kives is currently the Company’s Chairman of the Board, Chief Executive Officer, President and Director.

Kimmy Lockwood, age 50, served as the Company’s Controller from 1997 until July 2005, and from July 2006 until present.  From July 2005 to July 2006, Ms. Lockwood was Assistant Controller for Heritage Development, Inc., a land development company based in Little Canada, Minnesota.  She was appointed Principal Financial Officer and Principal Accounting Officer in September 2006.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 13, 2006, there were 1,388 record holders of K-tel’s common stock and 13,653,738 shares outstanding. The Company’s common stock is traded on the Over-the-Counter Bulletin Board under the symbol “KTEL”.

The following table shows the range of high and low closing prices per share of K-tel’s common stock for the fiscal year periods indicated. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2006		2005
	High	Low	High	Low
1st Quarter	$.08	$.04	$.15	$.10
2nd Quarter	$.04	$.03	$.12	$.10
3rd Quarter	$.03	$.02	$.13	$.08
4th Quarter	$.06	$.02	$.10	$.06

No cash dividends were declared on K-tel’s common stock during fiscal year 2006 or 2005 and K-tel does not expect to pay cash dividends in the foreseeable future. The declaration or payment by K-tel of dividends, if any, on its common stock in the future is subject to the discretion of the Board of Directors and will depend on K-tel’s earnings, financial condition, capital requirements and other relevant factors. The declaration or payment by K-tel of dividends is also subject to the terms of its credit facility.

Equity Compensation Plan Information

The following table provides information as of June 30, 2006 with respect to compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	46,000	(1)	$5.51	2,951,778	(2)
Equity compensation plans not approved by security holders	2,182,939	(3)	$0.08	—
Total	2,228,939		$0.19	2,951,778

(1)             Consists of 46,000 shares issuable pursuant to options granted under the Company’s 1997 Stock Option Plan.

(2)             Represents shares of common stock remaining available for future issuance under the Company’s 1997 Stock Option Plan, as amended.

(3)             Includes non-qualified stock options to purchase 95,000 shares of  common stock issued outside the Company’s 1997 Stock Option Plan to each of Jay William Smalley, Richard R. Marklund and Wesley C. Hayne in connection with such non-employee directors’ appointment to the Company’s Compensation/ Stock Option Committee and a non-qualified stock option to purchase 15,000 shares of common stock issued outside the Company’s 1997 Stock Option Plan to Jay William Smalley in consideration of his past and continued service on the Company’s board of directors. See “Director Compensation” in Item 11. Includes an aggregate of 1,882,939 shares of common stock issued pursuant to a stock option exchange program approved on March 18, 2003 by a committee of the Company’s board of directors comprised solely of independent directors. Under the program, three optionees agreed to the cancellation of previously awarded options under the Company’s 1997 Stock Option Plan and the Company agreed to issue options to purchase an equal number of shares outside the Company’s stock option plan not earlier than six months and one day after the date of cancellation of the previously awarded options, such options to be issued at an exercise price per share equal to the then fair market value of the Company’s common stock and to expire ten years after the new date of grant. On November 18, 2003, the replacements options were issued at a price per share of $.08. There was no compensation expense recognized as a result of this exchange.

ITEM 6:                SELECTED FINANCIAL DATA

The following summary of consolidated operations and certain balance sheet information includes the consolidated results of operations of K-tel and its subsidiaries as of and for each of the five years in the period ended June 30, 2006. This summary should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. All share and per share amounts are based on the weighted average shares issued. All amounts are in thousands of dollars, except per share data.

	2006	2005	2004	2003	2002
Net sales	$4,804	$6,041	$6,679	$7,234	$6,891
Operating income (loss)	$(425)	$(90)	$(33)	$149	$(46)
Income (loss) from discontinued operations(1)	$(11)	$151	$(52)	$(581)	$(180)
Extraordinary item(2)	$—	$—	$347	$—	$894
Net income (loss)	$(1,211)	$(457)	$(87)	$(892)	$300
Net loss per share:
Continuing operations	$(.09)	$(.04)	$(.03)	$(.02)	$(.03)
Total assets	$3,272	$4,695	$4,496	$5,301	$4,610

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

General

Through its operating subsidiary, Dominion Entertainment, Inc. (“Dominion”), K-tel licenses its master music catalog internationally and has entered into licensing agreements with several companies that offer electronic downloads via their internet sites of many of Dominion’s owned masters.  K-tel and Dominion have also entered into agreements with BCI to market and sell entertainment products derived from Dominion’s master music catalog under the K-tel logo in the United States and Canada.

Through another subsidiary, K-tel Entertainment, Inc., K-tel has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s specific needs. These new products are primarily derived from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. The Company also seeks to license its name and marks to other businesses for a royalty or fee.

A.               RESULTS OF OPERATIONS

The following sections discuss the results of operations by business segment. See Note 9 to the consolidated financial statements for additional segment information. General corporate expenses of $510,000 in the year ended June 30, 2006, $656,000 in the year ended June 30, 2005 and $869,000 in the year ended June 30, 2004 have been allocated to the segments.

FISCAL 2006 VERSUS FISCAL 2005

Net sales for the year ended June 30, 2006 were $4,804,000, a decrease of 20.5% from fiscal 2005 sales of $6,041,000. This sales decrease was attributed to reduced domestic music revenue. The net loss for fiscal 2006 was $1,211,000 or $.09 per share, compared to a net loss of $457,000, or $.03 per share in fiscal 2005.

In fiscal 2005, the Company recorded and received $350,000 from the settlement of a lawsuit that involved the discontinued subsidiary, K-tel Consumer Products, Inc.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Licensing

Licensing revenues were $2,748,000 for the year ended June 30, 2006 compared to $1,489,000 for the year ended June 30, 2005, an increase of 84.6%. The increase was primarily due to the increased domestic licensing revenue related to the Company’s licensing agreements with BCI and the agreements with companies that offer electronic downloads of the Dominion master music catalog via their internet sites.

Operating income in the licensing segment was $1,102,000 for the year ended June 30, 2006 and $326,000 for the year ended June 30, 2005, an increase of $776,000.

Music

Net sales in the music segment were $2,056,000 for the year ended June 30, 2006 compared to $4,552,000 for the year ended June 30, 2005, a decrease of 54.8%. The decrease was primarily due to decreased domestic music sales related to the Company’s transition from primarily a distribution business to a licensing business.

Cost of goods sold in the music segment decreased to $1,467,000 or 71.3% of net sales for the year ended June 30, 2006 compared to $2,422,000 or 53.2% of net sales for the year ended June 30, 2005, primarily due to the decrease in domestic music sales.  The segment’s advertising expenses, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $209,000 for the year ended June 30, 2006 compared to $123,000 for the year ended June 30, 2005 due primarily to increased promotional programs in fiscal 2006 compared to fiscal 2005.

Selling, general and administrative expenses for the segment were $1,907,000 for the year ended June 30, 2006 compared to $2,423,000 for the year ended June 30, 2005.  The primary reason for the decrease was the efforts to reduce the Company’s overhead costs at the Company’s offices in the United States and the United Kingdom. The music segment incurred an operating loss of $1,527,000 for the year ended June 30, 2006 compared to an operating loss of $416,000 for the year ended June 30, 2005.

FISCAL 2005 VERSUS FISCAL 2004

Net sales for the year ended June 30, 2005 were $6,041,000, a decrease of 9.6% from fiscal 2004 sales of $6,679,000. This sales decrease was attributed to reduced licensing activity. The net loss for fiscal 2005 was $457,000, or $.03 per share, compared to a net loss of $87,000, or $.01 per share, in fiscal 2004.

In fiscal 2005, the Company recorded and received $350,000 from the settlement of a lawsuit that involved the discontinued subsidiary, K-tel Consumer Products, Inc.

In fiscal 2004 the Company received approximately $214,000 from the liquidation of K-tel Marketing LTD., the Company’s consumer products subsidiary in the United Kingdom, which ceased operations in November 2000, and approximately $333,000 from the sale of assets and account receivable collections related to the March 2001 bankruptcy of K-tel International, (USA), Inc., the Company’s music distribution subsidiary in the United States (see Note 1 to the consolidated financial statements).  The $547,000 of distributions were recorded as extraordinary items, net of income taxes.

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

Cost of goods sold in the music segment decreased to 53.2% of net sales for the year ended June 30, 2005 compared to 67.6% of net sales for the year ended June 30, 2004, due primarily to the higher cost as a percentage of sales of the budget music DVDs which were discontinued in fiscal 2005. Advertising expenses within the segment, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $123,000 for the year ended June 30, 2005 compared to $110,000 for the year ended June 30, 2004 due primarily to increased promotional programs in fiscal 2005 compared to fiscal 2004.

Selling, general and administrative expenses for the segment remained flat at $2,423,000 for the year ended June

30, 2005 compared to $2,424,000 for the year ended June 30, 2004. The music segment incurred an operating loss of $416,000 for the year ended June 30, 2005 compared to an operating loss of $992,000 for the year ended June 30, 2004.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition - The Company derives its revenue mainly from two sources: license revenue from the licensing of Company-owned masters and the sale of music compilations (predominately compact discs) produced by the Company. License revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Revenue from music sales is recognized at the time of shipment to the customer. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $126,000 at June 30, 2006 and $221,000 at June 30, 2005.

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

Inventory - The Company  records lower of cost or market adjustments for  inventory based upon estimated market prices to sell identified inventory items that are slow moving. The Company reviews this estimate quarterly and the estimate is adjusted accordingly.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position.  Recognition is allowed if the tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

CONTRACTUAL OBLIGATIONS

The table below discloses a summary of the Company’s specified contractual obligations at June 30, 2006 (in thousands):

	Total	Under 1 Year	1-3 Years
Notes payable to affiliate and other	$12,098	$12,098	$—
Operating leases	161	46	115
Total	$12,259	$12,144	$115

B.               LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (8.25% at June 30, 2006), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $8,098,000 and $7,518,000 as of June 30, 2006 and 2005, respectively, under the K-5 Facility. At June 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (9.25% at June 30, 2006) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2006 and June 30, 2005, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has primarily funded its recent operations through secured loans from K-5. Assuming K-5 continues to advance funds sufficient to meet the Company’s needs, management currently believes that K-tel has sufficient cash and borrowing capacity to ensure the Company will continue operations for the foreseeable future. Although K-5 continues to advance funds sufficient to meet the Company’s needs at this time, there can be no assurance that this will be adequate or continue in the future or that K-tel will be able to obtain additional financing upon favorable terms when required.

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

K-tel’s exposure to market risk for changes in interest rates relates to K-tel’s short-term borrowings. K-tel’s short-term credit facilities carry a variable interest rate that does have an impact on future earnings and cash flows. At June 30, 2006, K-tel had variable rate debt of $12,098,000. If the interest rate were to change 100 basis points, or 1%, while K-tel was borrowing at this level under the credit facilities, annual interest expense would change by approximately $121,000.

Approximately 45.1% of K-tel’s revenues during the year ended June 30, 2006 were derived from operations in Europe. The results of operations and financial position of K-tel’s operations in Europe were principally measured in their respective currencies and translated into U.S. dollars. The effect of foreign currency fluctuations in these European countries is somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which the revenue is generated.

The reported income of these subsidiaries will be higher or lower depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency. If the U.S. dollar foreign currency rate were to change by 1%, the effect on income would have been approximately $5,000 for the year ended June 30, 2006. Additionally, approximately 68% of K-tel’s assets at June 30, 2006 were based in its foreign operations and were translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each accounting period, with the effect of such translation reflected as a separate component of consolidated shareholders’ equity (deficit). Accordingly, K-tel’s consolidated shareholders’ equity (deficit) will fluctuate depending on the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

ITEM 9:                                                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants during the years ended June 30, 2006 and June 30, 2005.

ITEM 9A:             CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective because of the continued inability of the Company to file its reporting on a timely basis.  The untimely filings have resulted in part from the follow up necessary to address the material weaknesses in internal control over financial reporting that had been noted in fiscal year 2004.

The Company did not maintain effective controls over cash disbursements and payroll transactions at its UK subsidiary. In September 2004, the Company discovered that the former Chief Financial Officer of its UK subsidiary misappropriated funds from the subsidiary and one of its customers. Adjustments related to the reversal of overstated expenses and recovery of amounts misappropriated were included in the restatement of the Company’s consolidated financial statements for periods prior to June 30, 2004 and for the years ended June 30, 2005 and 2004 and resulted in  the Company reporting a material weakness in internal control over financial reporting.

In response to this material weakness, the Company terminated the employee, undertook a full-scale investigation of the matter, retained a forensic auditing firm and dismissed the accounting firm in the UK that audited the UK subsidiary’s financial books and records. In addition, the Company hired a new Financial Controller and stringent internal control procedures were created and implemented for the Company’s purchasing, accounts payable, check signing, payroll, petty cash and financial reporting policies. Management believes that these procedures, implemented upon the discovery of the misappropriation of funds, have allowed the Company to remediate this material weakness and to improve its internal control over financial reporting.

In fiscal 2005 and 2004, it was also determined that the segregation of duties in the U.S. office was limited due to the small number of employees. This segregation of duties became further limited by vacancies that occurred in the Company’s finance department. In particular, customer orders were recorded by the same person who initiated shipments, checks were deposited by the accounts receivable clerk, and employee payroll and changes were entered by the Operations Manager, who also distributed the payroll checks.

In response to this material weakness in the U.S. office, the former Controller was rehired in the period covered by this report and duties and responsibilities were revised to allow for improved segregation of duties and to increase the level of approvals and reviews. The foregoing remedial steps have allowed the Company to remediate its material weakness and to improve its internal control over financial reporting.

Other than as set forth above, during the fourth quarter ended June 30, 2006, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

Not applicable.

PART III

ITEM 10:              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following describes the business, the business experience and background of each current director and executive officer of K-tel at November 22, 2006. No family relationships exist between K-tel’s directors and executive officers, except that Mr. Smalley is the brother-in-law of Mr. Kives.

Each of our company’s executive officers is appointed to serve until his or her successor is duly appointed or his or her earlier removal or resignation from office.

Wesley C. Hayne, age 58, was elected a director in November 2002. Since 2000, Mr. Hayne has been Chief Executive Officer of Biorefining, Inc., a company that develops, commercializes and licenses patented technologies capable of converting residual plant material into high-end, value-added products. From 1999 to 2000, Mr. Hayne was President of Cybrix Corporation, Inc., a company that provides solutions and leases staffing for computer security and disaster planning. From 1997 to 2000, Mr. Hayne was Chief Executive Officer of International Concept Development, Inc., a company that develops fast food restaurants in Europe. Mr. Hayne, one of our independent directors, serves as the “audit committee financial expert” as defined by Item 401(h) of Regulation S-K.

Philip Kives, age 77, founded K-tel in 1968 and has served as its Chairman of the Board since K-tel’s inception. In addition, Mr. Kives has been the Chief Executive Officer and President for more than five years.

Kimmy Lockwood, age 50, served as the Company’s Controller from 1997 until July 2005, and from July 2006 until present.  She was appointed Principal Financial Officer and Principal Accounting Officer in September 2006. From July 2005 to July 2006, Ms. Lockwood was Assistant Controller for Heritage Development, Inc., a land development company based in Little Canada, Minnesota.

Richard Marklund, age 61, was elected a director in November 2002. Since October 2006 Mr. Marklund has been Executive Vice President and Director of ASI Communications, Inc., an integrated marketing company. From 2002 until October 2006, he was Chairman and Chief Executive Officer of Phoenix Newcastle Holdings, Inc., a management consulting company. From 2000 until 2002, Mr. Marklund served as Executive Vice President of WAM!NET, Inc., a telecommunication company. From 1998 until 2000, Mr. Marklund served as Chief Executive Officer of Hyperport International, Inc., a real estate development company.

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

Code of Ethics

K-tel has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on K-tel’s website at K-tel.com and in print upon written request to:  Code of Ethics, K-tel International, Inc., 2491 Xenium Lane North, Plymouth, Minnesota 55441.  Any amendment to, or waiver from, a provision of the code of ethics will be posted to the above referenced website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires K-tel’s officers, directors and persons who own more than 10% of a registered class of K-tel’s equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission. Such officers, directors and 10% shareholders also are required by Securities and Exchange Commission’s rules to furnish K-tel with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal year 2006, its officers, directors and 10% shareholders filed all reports on a timely basis.

ITEM 11:              EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash compensation paid to or accrued for each of K-tel’s executive officers for services rendered to K-tel during the fiscal years ended June 30, 2006, 2005 and 2004. K-tel has no written employment agreements with its executive officers.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Philip Kives	2006	$—	$—	—	$—
Chief Executive Officer	2005	$—	$—	—	$—
	2004	$—	$—	—	$—

During the fiscal years ended June 30, 2006, 2005 and 2004, the Company paid approximately $68,000 in annual management fees to K-5 for services provided to the K-tel International, Inc. Companies.  These management fees included payments for services provided by Mr. Kives to the Company.

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

Option Grants in Last Fiscal Year

No options were granted to directors or executive officers in fiscal year 2006.

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

Director Compensation

Directors who are employees of the Company receive no compensation for their services as director. Non-employee directors receive cash compensation of $10,000 per year (paid quarterly) and are entitled to receive non-qualified stock options for the purchase of 5,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on the date of initial election and upon each re-election by the shareholders at an annual or special meeting. In connection with their appointment to the Company’s Compensation/Stock Option Committee during the fiscal year ended June 30, 2003, Jay William Smalley, Richard R. Marklund and Wesley C. Hayne each also received a non-qualified stock option to purchase 95,000 shares of common stock issued outside the Company’s 1997 Stock Option Plan. During the fiscal year ended June 30, 2003, Mr. Smalley also received a non-qualified stock option to purchase 15,000 shares of common stock outside the Company’s 1997 Stock Option Plan in consideration of his past and continued service on the Company’s board of directors. All stock options issued to non-employee directors during the fiscal year ended June 30, 2003 are exercisable for a period of ten years from the date of grant and bear an exercise price of $.05 per share. No options were granted to directors during fiscal year 2006 or 2005.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information as of November 22, 2006, regarding the beneficial ownership of our common stock by (i) each person known to K-tel to own beneficially five percent or more of our common stock, (ii) each director of K-tel, (iii) each named executive officer, and (iv) the directors and executive officers as a group. The percentage of beneficial ownership is based on 13,653,738 shares of common stock outstanding as of November 22, 2006. Any shares which are subject to an option or a warrant exercisable within 60 days are reflected in the following table and are deemed to be outstanding for the purpose of computing the percentage of common stock owned by the option or warrant holder but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other person. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address for each listed shareholder is c/o K-tel International, Inc., 2491 Xenium Lane North Plymouth, Minnesota 55441.

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

Information regarding common stock that may be issued under our existing equity compensation plans as of fiscal year end 2006 is set forth under Part II Item 5 of this report.

ITEM 13:              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loan Agreements with K-5 Leisure Products, Inc.

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (8.25% at June 30, 2006), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $8,098,000 and $7,518,000 as of June 30, 2006 and 2005, respectively, under the K-5 Facility. At June 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (9.25% at June 30, 2006) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2006 and June 30, 2005, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

Other Transactions with K-5 Leisure Products, Inc.

The Company purchased approximately $61,000 in the year ended June 30, 2006, $400,000 in the year ended June 30, 2005 and $502,000 in the year ended June 30, 2004 of music entertainment and consumer convenience products from K-5, the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the board, President and Chief Executive Officer of K-tel, which represented  3.0%, 16.0% and 17.1%  of cost of goods sold, respectively. There were trade payables to K-5 of $2,000 at June 30, 2006, $398,000 at June 30, 2005, and $390,000 at June 30, 2004, or 0.2%, 23.1% and 27.2% of total trade payables, respectively.

During the fiscal years ended June 30, 2006, 2005 and 2004, the Company paid approximately $68,000 in annual management fees to K-5 for services provided to the K-tel International, Inc. companies.  These management fees included payment for services provided by Mr. Kives to the Company.

The Company had no sales of products to K-5 during fiscal years 2006, 2005, and 2004. There was no balance receivable from K-5 at June 30, 2006.  There was a balance receivable of $129,000 at June 30, 2005 and $113,000 at June 30, 2004.  No interest was charged on the related outstanding balances during fiscal years 2006, 2005 and 2004.

General

All future transactions between the Company, its officers, directors and principal shareholders and its affiliates will be approved by the audit committee of the Company’s board of directors.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The following table shows the aggregate fees billed to the Company by Grant Thornton LLP for services rendered during fiscal years ended June 30, 2006 and June 30, 2005:

Description of Fees	Fiscal 2006 Amount		Fiscal 2005 Amount
Audit Fees	$80,000	(1)	$95,000	(1)
Tax Fees	39,500	(2)	37,000	(2)

Total	$119,500		$132,000

(1)             Audit fees consisted of fees for audit work of the Company’s annual financial statements and review of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years 2006 and 2005 and related audit committee meeting attendance.

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

The audit committee pre-approved 100% of the services described in the “Fees and Services” table pursuant to engagements that occurred in fiscal years 2006 and 2005.

PART IV

ITEM 15:              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Financial Statements and Schedules

The consolidated statements and schedules listed in the accompanying Index to Consolidated Financial Statements hereof are filed as part of this report.

(b)                                 Exhibits

Reference is made to the Exhibit Index.

(c)                                  Excluded Financial Statements

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf on November 22, 2006 by the undersigned, thereunto duly authorized.

K-TEL INTERNATIONAL, INC.

By	/s/ Philip Kives
(Philip Kives - Chairman of the Board,
Chief Executive Officer and President)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signatures	Title	Date

/s/ Philip Kives	Chairman, Chief Executive Officer,	November 22, 2006
Philip Kives	(Principal Executive Officer)
President and Director

/s/Kimmy Lockwood	Controller	November 22, 2006
Kimmy Lockwood	(Principal Financial and Accounting Officer)

/s/ Jay William Smalley	Director	November 22, 2006
Jay William Smalley

/s/ Wesley C. Hayne	Director	November 22, 2006
Wesley C. Hayne

/s/ Richard Marklund	Director	November 22, 2006
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of K-tel International, Inc.

We have audited the accompanying consolidated balance sheets of K-tel International, Inc. (a Minnesota corporation) and Subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of K-tel International, Inc. and Subsidiaries as of June 30, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for the each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

October 30, 2006

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30,

(in thousands - except share and per share data)

	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$1,689	$1,272
Accounts receivable, net of allowance for doubtful accounts of $2 in 2006 and $4 in 2005	601	2,045
Inventories	390	563
Royalty advances	7	6
Prepaid expenses and other	194	227
Total current assets	2,881	4,113

Property and equipment, net of accumulated depreciation and amortization of $306 in 2006 and $1,138 in 2005	55	84

Owned catalog masters, net of accumulated amortization of $3,277 in 2006 and $3,115 in 2005	336	498

	$3,272	$4,695

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Notes payable to affiliate and other	$12,098	$11,518
Accounts payable	1,206	1,727
Accrued royalties	1,793	1,760
Reserve for returns	126	221
Net liabilities of discontinued operations	31	30
Total current liabilities	15,254	15,256

Shareholders’ deficit:
Common stock – 50,000,000 shares authorized, par value $.01;13,653,738 issued and outstanding in 2006 and 2005	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(33,134)	(31,923)
Accumulated other comprehensive loss	(276)	(66)
Total shareholders’ deficit	(11,982)	(10,561)

	$3,272	$4,695

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,

(in thousands - except per share data)

	2006	2005	2004
Net Sales	$4,804	$6,041	$6,679

Costs and expenses:
Cost of goods sold	2,012	2,439	2,934
Advertising	209	123	110
Selling, general and administrative	3,008	3,569	3,668
Total costs and expenses	5,229	6,131	6,712
Operating loss	(425)	(90)	(33)

Other income (expense):
Interest expense	(800)	(630)	(497)
Other income (expense), net	25	24	(20)
Total other expense	(775)	(606)	(517)

Loss from continuing operations
Before income taxes	(1,200)	(696)	(550)

Benefit for income taxes	—	88	168

Loss from continuing operations	(1,200)	(608)	(382)

Discontinued operations:
Gain (loss) from discontinued operations, net of taxes	(11)	151	(52)

Loss before extraordinary item	(1,211)	(457)	(434)

Extraordinary item:
Gain on subsidiary liquidations, net of taxes	—	—	347

Net loss	$(1,211)	$(457)	$(87)

Income (loss) per share – basic and diluted:
Continuing operations	$(.09)	$(.04)	$(.03)
Discontinued operations	—	.01	(.01)
Extraordinary item	—	—	.03
Net loss	$(.09)	$(.03)	$(.01)

Shares used in the calculation of loss per share – basic and diluted	13,654	13,654	13,654

Comprehensive loss
Net loss	$(1,211)	$(457)	$(87)
Unrealized pension cost	(239)	—	(74)
Translation adjustment	29	67	96
Comprehensive loss	$(1,421)	$(390)	$(65)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at June 30, 2003	13,654	$136	$21,292	$(31,377)	$(155)	$(10,104)

Net loss	—	—	—	(87)	—	(87)
Other	—	—	—	(2)	—	(2)
Unrealized pension cost	—	—	—	—	(74)	(74)
Translation adjustment	—	—	—	—	96	96

Balance at June 30, 2004	13,654	136	21,292	(31,466)	(133)	(10,171)

Net loss	—	—	—	(457)	—	(457)
Translation adjustment	—	—	—	—	67	67

Balance at June 30, 2005	13,654	136	21,292	(31,923)	(66)	(10,561)

Net loss	—	—	—	(1,211)	—	(1,211)
Unrealized pension cost	(239)	(239)
Translation adjustment	—	—	—	—	29	29

Balance at June 30, 2006	13,654	$136	$21,292	$(33,134)	$(276)	$(11,982)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,

(in thousands)

	2006	2005	2004
Operating activities:
Net loss	$(1,211)	$(457)	$(87)
Adjustment to reconcile net loss to cash
Provided by (used in) operating activities:
Depreciation and amortization	200	224	253
(Gain) loss on disposal of property and equipment	—	(11)	7
Discontinued operations	1	—	(93)
Changes in operating assets and liabilities:
Accounts receivable, net	1,441	657	(118)
Inventories	174	(4)	(21)
Royalty advances	9	(6)	193
Prepaid expenses	24	130	11
Accounts payable	(758)	358	(190)
Accrued royalties	26	(98)	(485)
Reserve for returns	(95)	89	(88)
Cash provided by (used in) operating activities	(189)	882	(618)

Investing activities:
Purchases of property and equipment	(8)	(42)	(66)
Music catalog additions	—	(15)	(26)
Other	—	—	2
Cash used in investing activities	(8)	(57)	(90)

Financing activities:
Borrowings on notes payable	3,968	4,773	2,569
Payments on notes payable	(3,388)	(4,421)	(2,944)
Cash provided by (used in) financing activities	580	352	(375)

Effect of exchange rates on cash	34	(52)	11

Net increase (decrease) in cash equivalents	417	1,125	(1,072)

Cash and cash equivalents at beginning of period	1,272	147	1,219

Cash and cash equivalents at end of period	$1,689	$1,272	$147

Supplemental cash flow information
Cash paid for interest	$868	$714	$539

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006, 2005 AND 2004

1.                                      BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company” or “K-tel”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota. Through its operating subsidiaries, K-tel licenses its music catalog internationally and markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. The Company has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s needs. These products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. K-tel seeks to license its trademarks to other companies. Licenses are granted for a royalty or fee, with no cost to the Company.

Subsidiary Liquidations

In November 2000, the Company’s consumer products subsidiary in the United Kingdom, K-tel Marketing Ltd., ceased operations and began voluntary liquidation proceedings. At the initial meeting of the creditors on November 24, 2000, the creditors voted for the liquidation to become a creditors’ liquidation under English law. The Company has not been informed by the liquidators or their counsel of any plan to attempt to hold it or any of its subsidiaries liable for any of the commitments of K-tel Marketing Ltd. Management believes the Company will have no ongoing material liability related to K-tel Marketing Ltd. as a result of the liquidation proceeding. In fiscal 2002, the assets and liabilities of the subsidiary were removed from the books of the Company and the remaining net liability was shown as a gain on liquidation. As the only secured creditor, the Company subsequently received distributions of approximately $138,000 on March 1, 2004 and $76,000 on May 14, 2004 and reflected these as gain on subsidiary liquidations, net of taxes. K-tel Marketing Ltd. had no operations during the fiscal years ended June 30, 2006, 2005 and 2004.

In June 2004, the Company received funds for the sale of assets and the collections of accounts receivables related to the March 2001 bankruptcy of K-tel International, (USA), Inc., the Company’s music distribution subsidiary in the United States. The Company received approximately $220,000 for assets sold by a third party and received approximately $113,000 in account receivable collections. These receipts were reflected as gain on subsidiary liquidations, net of taxes.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at June 30, 2006 and 2005 and losses from discontinued operations relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany (See Note 6).

In fiscal 2005 the Company recorded and received $350,000 from the settlement of a lawsuit that involved the discontinued subsidiary, K-tel Consumer Products, Inc. Legal expenses relating to the lawsuit offset this amount.

Going Concern

During the years ended June 30, 2006, 2005 and 2004, the Company incurred net losses from continuing operations of $1,200,000, $608,000 and $382,000, respectively, and used $189,000, provided $882,000 and used $618,000 of cash in operating activities. Additionally, the Company had a working capital deficit of $12,373,000 at June 30, 2006.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. During the quarter ended March 31, 2004, the company began to consolidate the financial statements of Lancaster Trading Ltd., a variable interest entity of which the company determined it was the primary beneficiary (see Note 12).

Revenue Recognition - The Company derives its revenue mainly from two sources: license revenue from the licensing                of Company-owned masters and the sale of music compilations (predominately compact discs) produced by the Company. License revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable and revenue from music sales is recognized at the time of shipment to the customer. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $126,000 at June 30, 2006 and $221,000 at June 30, 2005.

Cost of Goods Sold - The Company expenses all product manufacturing, distribution and royalty costs associated with music sales as cost of goods sold. The Company also expenses royalties, commissions and amortization of its owned master recordings associated with its license revenue as costs of goods sold.

Shipping and Handling Costs - The Company expenses within cost of goods sold all shipping and handling costs incurred in the shipment of goods.

Cash and Cash Equivalents - Cash and cash equivalents consist principally of cash and short-term, highly liquid investments with original maturities of less than ninety days. At June 30, 2006 and 2005, $1,612,000 and $1,172,000, respectively, was held at various financial institutions in Europe.

Accounts Receivable - Accounts receivable balances are presented net of allowances. The Company determines its allowances by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous history, and the customer’s current ability to pay obligations to the Company. The Company writes off accounts receivables when they become uncollectible.

Inventories - Inventories, which consists of finished goods that include all direct product costs, are valued at the lower of cost, determined on a first-in, first-out basis, or net realizable value.

Owned Catalog Masters - The Company capitalizes the costs to purchase owned master recordings at the time of acquisition. These costs are amortized over the estimated useful life of these master recordings, which is generally seven years and represents management’s best estimate of the average period of value. Amortization expense for the years ended June 30, 2006, 2005 and 2004 was $163,000, $173,000, and $190,000, respectively.

Estimated amortization expense for the owned catalog masters is as follows for the years ended June 30:

2007	$145,000
2008	115,000
2009	63,000
2010	13,000
$336,000

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $209,000, $123,000, and $110,000, for the years ended June 30, 2006, 2005 and 2004, respectively.

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

	Fiscal Year Ended
	June 30,
	2006	2005	2004
Net loss (in thousands):
As reported	$(1,211)	$(457)	$(87)
Pro forma	$(1,211)	$(457)	$(258)

Basic and Diluted EPS:
As reported	$(.09)	$(.03)	$(.01)
Pro forma	$(.09)	$(.03)	$(.02)

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Income (Loss) Per Share - Basic and diluted net income (loss) per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the fiscal years ended June 30, 2006, 2005, and 2004, weighted average options to purchase 2,228,939, 2,564,839, and 2,574,839, shares of common stock, with weighted average exercise prices of $.19, $.36, and $.39, respectively, were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.                                      NOTES PAYABLE TO AFFILIATE AND OTHER

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (8.25% at June 30, 2006), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $8,098,000 and $7,518,000 as of June 30, 2006 and 2005, respectively, under the K-5 Facility. At June 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (9.25% at June 30, 2006) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of June 30, 2006 and June 30, 2005, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At June 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

4.                                      INCOME TAXES

The Company operates in several countries and is subject to various tax regulations and tax rates. The provisions for income taxes are computed based on income reported for financial statement purposes in accordance with the tax rules and regulations of the taxing authorities where the income is earned.

The provision for income taxes consists of the following for the years ended June 30 (in thousands):

	2006	2005	2004
Income (loss) before provision for income taxes:
United States	$(793)	$(163)	$277
Foreign	(418)	(289)	(364)
Total	$(1,211)	$(452)	$(87)

Provision for income taxes:
Current
United States	$—	$5	$—
Foreign	—	—	—

Total provision for income taxes	$—	$5	$—

A reconciliation of the U.S. Federal statutory rate to the effective tax rate for the years ended June 30 was as follows:

	2006	2005	2004
Federal statutory rate	(34)%	(34)%	(34)%
State Taxes, net of Federal benefit	(2)	(2)	(2)
Valuation allowance	36	36	36
	—%	—%	—%

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Temporary differences, which are all deferred tax assets, were as follows (in thousands):

	June 30, 2006	June 30, 2005
Net operating loss carryfowards	$15,677	$15,836
Alternative minimum tax credits	439	439
Foreign tax credit	325	325
Reserve for returns	36	221
Depreciation and amortization	(62)	(89)
Royalty reserves	487	65
Inventory reserves	141	21
Nondeductible accruals	96	96
Valuation allowance	(17,139)	(16,914)
	$—	$—

A valuation allowance equal to the aggregate amount of deferred tax assets has been established until such time as realizability of these assets is more likely than not.

For U.S. tax reporting purposes, the Company has net operating loss (“NOL”) carryforwards of approximately $43,200,000. However, of the amount available through 2013 and 2020, $20,100,000 of the NOL relates to deductions associated with the exercise of stock options. The tax benefit of approximately $7,236,000 associated with this stock option deduction will be recorded as additional paid-in capital if and when realized. The NOL carryforwards may be reduced in future years, without financial statement benefit, to the extent of intercompany dividends received from foreign subsidiaries. Also, the NOL carryforwards are subject to review and possible adjustment by taxing authorities. In addition, the Company has approximately $439,000 in U.S. federal alternative minimum tax credits and $325,000 in foreign tax credits, which may be utilized in the future to offset any regular corporate income tax liability.

5.                                      CAPITAL TRANSACTIONS

Stock Option Plan

The Company has a Stock Option Plan for officers, directors, and employees of the Company. Under the terms of this plan the Board of Directors has the sole authority to determine the employees to whom options and awards are granted, the type, size and terms of the awards, the timing of the grants, the duration of the exercise period and any other matters arising under the plan. The common stock incentives may take the form of incentive stock options and nonqualified stock options. In February 1997, the Company’s Board of Directors approved a stock option plan covering a maximum of 600,000 shares of common stock, which was subsequently amended to 5,000,000 through shareholder amendments in February 1999, January 2000 and November 2000. There were options for 2,037,605 net shares granted under this plan as of June 30, 2006, of which 1,011,111 have been exercised. Any options cancelled become available for future grants. No options granted have expired.

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

Restricted and Non-Qualified Stock Options

In addition to stock options granted under the terms of the Stock Option Plan, the Board of Directors has the sole authority to grant employees, officers and directors incentive stock options and non-qualified stock options outside the Stock Option Plan. The Board of Directors determines the type, size and terms of the grants, timing of the grants, the duration of the exercise period and any other matters pertaining to options or awards granted outside of the Stock Option Plan. There were options for 2,202,939 net shares granted outside the Stock Option Plan as of June 30, 2006. No options were granted outside the Stock Option Plan during fiscal 2006.

The share information for all plans is summarized below:

			Weighted
	Incentive Stock	Non-Qualified	Average
	Options	Stock Options	Exercise Price
Outstanding June 30, 2003	87,900	355,000	$1.95

Granted	—	2,137,939.08
Cancelled	(6,000)	—	5.30
Outstanding June 30, 2004	81,900	2,492,939.39

Cancelled	—	(10,000)	5.86
Outstanding June 30, 2005	81,900	2,482,939.36

Cancelled	(55,900)	(280,000)	.19
Outstanding June 30, 2006	26,000	2,202,939	$.19

(1)                            Adjustment reflects options disclosed previously as incentive that should have been recorded as non-qualified.

The following tables summarize information concerning currently outstanding and exercisable stock options at June 30, 2006:

Options Outstanding and Exercisable
Exercise Prices			Weighted Average
	Weighted	Number	Remaining
Range	Average	of Shares	Contractual Life
$0.05 - 0.08	$0.08	2,192,939	7.3 years
$5.51 - 6.00	$5.81	21,000	3.2 years
$8.73	$8.73	15,000	2.7 years
		2,228,939

The weighted average fair value of options granted in fiscal 2004 was $.08. No options were granted in fiscal 2006 or 2005. Because the fair value provisions have not been applied to options granted prior to June 30, 1995, the resulting pro forma compensation cost (See Note 1) may not be representative of that to be expected in future years.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used to estimate the fair value of options:

Risk-free interest rate	4.00%
Expected life	10 years
Expected volatility	220%
Expected dividend yield	None

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

On December 30, 2004, a Mutual General Release and Settlement Agreement was signed by K-tel and Tristar,  whereby both companies agreed to mutual releases and Tristar agreed to pay K-tel $350,000. The Company recorded the  $350,000 in discontinued operations and  payment was received February 18, 2005.

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

Leases

The Company has entered into several office and warehouse leases which expire through calendar 2009. Commitments under these leases are $38,000, $50,000, $50,000 and $13,000 in fiscal 2007, 2008, 2009 and 2010, respectively.  Rental expense was $243,000 in 2006, $222,000 in 2005, and $228,000 in 2004.

7.                                      SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

One customer accounted for approximately 15.2% of K-tel’s revenue for the year ended June 30, 2006 and had no accounts receivable balance at June 30, 2006. The loss of, or a substantial reduction in, business from this customer  could have a material adverse effect on the Company.

In fiscal year 2005, three customers accounted for approximately 18.4%, 15.3% and 13.2% of K-tel’s revenue and had accounts receivable balances of $503,000, $403,000 and $22,000 respectively.

See Note 3 for information regarding debt transactions with related parties.

The Company purchased approximately $61,000 in the year ended June 30, 2006, $400,000 in the year ended June 30, 2005, and $502,000 in the year ended June 30, 2004 of music entertainment and consumer convenience products from  K-5, the Company’s largest shareholder controlled by Philip Kives, Chairman of the Board, President and Chief Executive Officer of K-tel. There were trade payables to K-5 of $2,000 at June 30, 2006, $398,000 at June 30, 2005, and $390,000 at June 30, 2004.

The Company had no sales of products to K-5 during the years ended June 30, 2006, 2005 and 2004. There was no balance receivable from K-5 at June 30, 2006.  There was a balance receivable at June 30, 2005 of $129,000 and June 30, 2004 of $113,000. No interest was charged on the related outstanding balances during fiscal years 2006, 2005 or  2004.

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

8.                                      RETIREMENT PLANS

Pension Plan

The Company has a pension plan for its U.K. employees. Contributions to the Plan by the Company on behalf of the eligible employees were terminated effective February 15, 2001 and all benefit accruals under the Plan ceased. Summary plan information is as follows:

	(In Thousands)
	Pension Benefits
	2006	2005

Net periodic cost:
Interest cost	$59	$58
Expected return on assets	(44)	(37)
Amortization of transition amount	(16)	(17)
Actuarial loss	26	15

Net periodic benefit cost	$25	$19

Change in benefit obligation:
Benefit obligation at beginning of year	$1,200	$957
Interest cost	59	58
Actuarial loss	(46)	197
Service costs	(21)	—-
Exchange rate adjustment	7	(12)

Benefit obligation at end of year	$1,199	$1,200

Change in plan assets:
Fair value of plan assets at beginning of year	$861	$823
Actual return on plan assets	41	43
Service costs	(21)	—-
Exchange rate adjustment	5	(5)

Fair value of plan assets at end of year	$886	$861

The employer is not expected to contribute to the plan in fiscal 2007.

The Company’s pension plan asset target allocation for 2006 and actual asset allocations are as follows at June 30:

	Target	Percentage of Plan Assets
	2006	2006	2005

Asset category:

Short-tem liquid investments	100%	100%	100%

The Company’s investment strategy with respect to pension plan assets is to continue to hold the plan asset in a deposit administration fund, which is similar to a bank account. Interest is added to the fund at a rate declared by Swiss Life.

(In Thousands)	2006	2005
Reconciliation of funded status:
Funded status	$(313)	$(339)
Unrecognized actuarial loss	368	435
Unrecognized transition amount	(153)	(168)

Unfunded accrued pension cost	$(98)	$(72)

	2006	2005
Statement of financial position:
Unfunded accrued pension cost in accounts payable	$(98)	$(72)
Additional minimum liability	(313)	(74)
Accumulated other comprehensive income	313	74

Recognized amount	$(98)	$(72)

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC COST FOR THE YEARS ENDED JUNE 30:

	2006	2005
Discount rate	5%	5.75%
Expected return on plan assets	5.25%	4.5%
Rate of compensation increase	0%	0%

WEIGHTED-AVERAGE ASSUMPTION USED TO DETERMINE BENEFIT OBLIGATIONS AS OF JUNE 30:

	2006	2005
Discount rate	5.25%	5.00%
Rate of compensation increase	N/A	N/A

Money Purchase Plan

The Company’s U.K. subsidiaries contribute amounts for their employees to a money purchase defined contribution plan. The Company contributed $28,000, $53,000, and $77,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

9.                                      BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

K-tel’s businesses are organized, managed and internally reported as two segments: music licensing and retail music sales.

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

The music segment of the Company markets and distributes entertainment products internationally and through its operating subsidiaries. The retail music segment consists primarily of the sales of pre-recorded music from the Company’s master music catalog. The Company sells compact discs and DVD’s directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Fiscal Years Ended June 30,		Licensing	Music	Other	Total Company

Net sales	2006	$2,748	$2,056	$—	$4,804
	2005	1,489	4,552	—	6,041
	2004	1,916	4,763	—	6,679

Operating income (loss)	2006	$1,102	$(1,527)	$—	$(425)
	2005	326	(416)	—	(90)
	2004	959	(992)	—	(33)

Assets	2006	$418	$2,827	$27	$3,272
	2005	548	3,893	254	4,695
	2004	664	3,519	313	4,496

GEOGRAPHIC INFORMATION (in thousands)

Fiscal Years Ended June 30,		United States	Europe	Total

Net sales	2006	$2,642	$2,162	$4,804
	2005	3,428	2,613	6,041
	2004	3,836	2,843	6,679

Assets	2006	$1,043	$2,229	$3,272
	2005	2,240	2,455	4,695
	2004	2,148	2,348	4,496

10.                                               RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position.  Recognition is allowed if the tax position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Fiscal 2006 Interim Financial Data

Quarterly Financial Information (Unaudited)

	Three Months Ended,
	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Net sales	$1,196	$1,302	$1,144	$1,162
Gross profit	$691	$722	$712	$667
Advertising, selling, general and administrative	$763	$656	$753	$1,045
Operating income (loss)	$(72)	$66	$(41)	$(378)
Net income (loss)	$(264)	$(165)	$(276)	$(506)
Basic and diluted net loss per common share	$(.02)	$(.01)	$(.02)	$(.04)
Shares used in computing basic and diluted net loss per common share	13,654	13,654	13,654	13,654

Fiscal 2005 Interim Financial Data

Quarterly Financial Information (Unaudited)

	Three Months Ended,
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Net sales	$1,836	$1,695	$1,316	$1,194
Gross profit	$915	$923	$911	$853
Advertising, selling, general and administrative	$944	$913	$953	$882
Operating income (loss)	$(29)	$10	$(42)	$(29)
Net income (loss)	$(153)	$190	$(240)	$(254)
Basic and diluted net loss per common share	$(.01)	$.01	$(.02)	$(.02)
Shares used in computing basic and diluted net loss per common share	13,654	13,654	13,654	13,654

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

As of June 30, 2006, the consolidated financial statements included approximately $2,000 of current assets and $95,000 of current liabilities related to Lancaster.   Sales and purchases between Lancaster and the Company have been eliminated in consolidation, and the additional effects of Lancaster on the Company’s operations were not material.

SCHEDULE II

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years ended June 30,

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses or Net Sales	Charged to Other Accounts (1)	Deductions		Balance at End of Period
Allowance for Doubtful Accounts
2006	$4	$3	$—	$(5	)(2)	$2
2005	$4	$—	$—	$—		$4
2004	$25	$24	$2	$(47	)(2)	$4

Reserve for Returns
2006	$221	$328	$—	$(423)		$126
2005	$133	$646	$—	$(558)		$221
2004	$220	$375	$1	$(463)		$133

(1)            Exchange rate change

(2)            Uncollectible accounts written off, net of recoveries

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (File No. 1-07115)).

3.2	Restated By-Laws (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (File No. 1-07115)).

4	See Exhibits 3.1 and 3.2.

10.1	1987 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1987 (File No. 1-07115)).

10.2	1997 Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (File No. 1-07115)).

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

10.11

Amendment Number Four to the Loan and Security Agreement between the Company and Foothill Capital Corporation dated May 15, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (File No. 1-07115)).

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