Form 10-Q
period 2006-09-30
K TEL INTERNATIONAL INC
filed 2006-11-22
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 22, 2006, the registrant had 13,653,738 shares of Common Stock outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
FORM 10-Q

FOR THE THREE MONTH PERIOD
ENDED SEPTEMBER 30, 2006

INDEX

PART I. Financial Information (Unaudited):

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2006 and June 30, 2006

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. Other Information:

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

Index to Exhibits

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS — UNAUDITED
(in thousands — except share data)

	September 30,	June 30,
	2006	2006
ASSETS

Current assets:
Cash and cash equivalents	$1,470	$1,689
Accounts receivable, net of allowance for doubtful accounts of $2 at September 30 and June 30	632	601
Inventories	452	390
Royalty advances	7	7
Prepaid expenses and other	157	194
Total current assets	2,718	2,881

Property and equipment, net of accumulated depreciation and amortization of $317 at September 30 and $306 at June 30	53	55

Owned catalog masters, net of accumulated amortization of $3,317 at September 30 and $3,277 at June 30	299	336
	$3,070	$3,272

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable to affiliate and other	$12,399	$12,098
Accounts payable	967	1,206
Accrued royalties	1,872	1,793
Reserve for returns	109	126
Net liabilities of discontinued operations	31	31
Total current liabilities	15,378	15,254

Shareholders’ deficit:
Common stock — 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding at September 30 and June 30	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(33,489)	(33,134)
Accumulated other comprehensive loss	(247)	(276)
Total shareholders’ deficit	(12,308)	(11,982)
	$3,070	$3,272

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(in thousands - except per share data)

	Three Months Ended
	September 30,
	2006	2005
Net sales	$888	$1,196

Costs and expenses:
Cost of goods sold	287	505
Advertising	63	20
Selling, general and administrative	650	743
Total costs and expenses	1,000	1,268
Operating loss	(112)	(72)

Other expense:
Interest expense	(239)	(187)
Other	(4)	(2)
Total other expense	(243)	(189)

Loss from continuing operations	(355)	(261)

Loss from discontinued operations	—	(3)

Net loss	$(355)	$(264)

Loss per share - basic and diluted:
Continuing operations	$(.03)	$(.02)
Discontinued operations	—	—
Net loss	$(.03)	$(.02)

Shares used in the calculation of loss per share - Basic and Diluted:	13,654	13,654

Comprehensive loss:
Net loss	$(355)	$(264)
Translation adjustment	29	(20)
Comprehensive loss	$(326)	$(284)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED
(in thousands)

	Three Months Ended
	September 30,
	2006	2005
Operating activities:
Net loss	$(355)	$(264)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	45	53
Changes in operating assets and liabilities:
Accounts receivable, net	(12)	495
Inventories	(53)	30
Royalty advances	2	—
Prepaid expenses	38	13
Accounts payable	(251)	(718)
Accrued royalties	68	127
Reserve for returns	(17)	3
Cash used in operating activities	(535)	(261)

Investing activities:
Purchases of property and equipment	(3)	—
Cash used in investing activities	(3)	—

Financing activities:
Borrowings on notes payable	915	1,031
Payments on notes payable	(614)	(782)
Cash provided by financing activities	301	249

Effect of exchange rates on cash	18	(1)

Net decrease in cash and cash equivalents	(219)	(13)

Cash and cash equivalents at beginning of period	1,689	1,272

Cash and cash equivalents at end of period	$1,470	$1,259

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

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of house wares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at September 30, 2006 and June 30, 2006, and results from discontinued operations for the three months ended September 30, 2006 and 2005, relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Going Concern

During the three months ended September 30, 2006 and 2005, the Company incurred net losses from continuing operations of $355,000 and $261,000, respectively. Operating activities used $535,000 and $261,000 of cash during the three months ended September 30, 2006 and 2005, respectively. Additionally, the Company had a working capital deficit of $12,660,000 at September 30, 2006.

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

2.            BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2006 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

Principles of Consolidation — The accompanying condensed consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition — The Company derives its revenue mainly from two sources: license revenue from the licensing of Company-owned masters and the sale of music compilations (predominately compact discs) produced by the Company. License revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable. Revenue from music sales is recognized at the time of shipment to the customer. Most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenues. The Company’s reserve for returns was $109,000 at September 30, 2006 and $126,000 at June 30, 2006.

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

Accounts Receivable — Accounts receivable balances are presented net of allowances. The Company determines its allowances by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous history, and the customer’s current ability to pay obligations to the Company. The Company writes off accounts receivable when they become uncollectible.

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

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization is provided using straight line or declining balance methods over the estimated useful lives of the assets, which range from three to nine years.

Long Lived-Assets — The Company evaluates its long-lived assets quarterly, or earlier if a triggering event occurs, to determine potential impairment by comparing the carrying value of those assets to the related undiscounted future cash flows of the assets. If an asset is determined to be impaired, it is written down to its estimated fair value.

Royalties — The Company has entered into license agreements with various record companies and publishers under which it pays royalties on units sold. The Company accrues royalties using contractual rates and certain estimated rates on applicable units sold. The contractual royalty liability is computed quarterly and the accrued royalty balance is adjusted accordingly. The royalty agreements are subject to audit by licensors.

Advertising — The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $63,000 and $20,000 for the three month periods ended September 30, 2006 and 2005, respectively.

Foreign Currency — The operations of foreign subsidiaries are measured in local currencies. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates prevailing during the period. Adjustments resulting from translating the financial statements of foreign entities into U.S. dollars are recorded as a component of accumulated other comprehensive income or loss.

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

Income Taxes — Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Loss Per Share — Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the three month periods ended September 30, 2006 and 2005, weighted average options to purchase 2,228,939 shares of common stock, with weighted average exercise price of $.19 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

Use of Estimates — Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Principal estimates include allowances for bad debt, inventory valuation, return reserves, royalty obligations, purchase commitments and product replacement costs. Actual results could differ from those estimates used by management.

3.            LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (8.25% at September 30, 2006), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $8,399,000 and $8,098,000 as of September 30, 2006 and June 30, 2006, respectively, under the K-5 Facility. At September 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (9.25% at September 30, 2006) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2006 and June 30, 2006, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

4.            COMMITMENTS AND CONTINGENCIES

K-tel and its subsidiaries are involved in legal proceedings in the ordinary course of their business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal proceedings cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

5.            BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

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

The retail music segment of the Company markets and distributes entertainment products internationally and through its operating subsidiaries. The retail music segment consists primarily of the sales of pre-recorded music from the Company’s master music catalog. The Company sells compact discs and DVD’s directly to retailers, wholesalers and rack service distributors which stock and manage inventory within music departments for retail stores.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

Three Months Ended September 30,		Licensing	Music	Other	Total Company
Net sales	2006	$469	$419	$—	$888
	2005	515	681	—	1,196

Operating income (loss)	2006	$101	$(213)	$—	$(112)
	2005	164	(236)	—	(72)

Assets	2006	$344	$2,701	$25	$3,070
	2005	482	3,468	131	4,081

GEOGRAPHIC INFORMATION (in thousands)

Three Months Ended September 30,		United States	Europe	Total
Net sales	2006	$529	$359	$888
	2005	772	424	1,196

Assets	2006	$747	$2,323	$3,070
	2005	2,051	2,030	4,081

ITEM 2:                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Through its operating subsidiary, Dominion Entertainment, Inc. (“Dominion”), K-tel licenses its master music catalog internationally and has entered into licensing agreements with several companies that offer electronic downloads via their internet sites of many of Dominion’s owned masters. K-tel and Dominion have also entered into agreements with BCI Eclipse Company, LLC (“BCI”) to market and sell entertainment products derived from Dominion’s master music catalog under the K-tel logo in the United States and Canada.

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

A.            RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 2006 were $888,000, a decrease of 25.8% from sales of $1,196,000 for the three month period ended September 30, 2005. This sales decrease was primarily attributed to reduced domestic music revenue. The net loss for the three month period ended September 30, 2006 was $355,000, or $.03 per share, compared to a loss of $264,000, or $.02 per share, for the three month period ended September 30, 2005.

General corporate expenses of $98,000 and $105,000 for the three months periods ended September 30, 2006 and 2005, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Licensing

Licensing revenue was $469,000 for the three month period ended September 30, 2006 compared to $515,000 for the three month period ended September 30, 2005, a decrease of 8.9%. This decrease was due to decreased third party licensing activity in the United Kingdom. The Company continues to concentrate its efforts on expanding the customer base for the Company’s master music catalog for electronic downloads and with independent music labels and manufacturers.

Royalty costs within the segment decreased to $87,000 for the three month period ended September 30, 2006 compared to $108,000 for the three month period ended September 30, 2005 due to decreased third party licensing sales in the United Kingdom. Selling, general and administrative expenses for the segment increased $38,000 for the three month period ended September 30, 2006 to $281,000 compared to $243,000 for the three month period ended September 30, 2005. The primary reason for the increase in general and administrative expenses was the additional overhead costs related to the German operation of the Company’s subsidiary in the United Kingdom.

There was operating income in the licensing segment of $101,000 for the three month period ended September 30, 2006 compared to operating income of $164,000 for the three month period ended September 30, 2005, a decrease of $63,000.

Music

Sales in the music segment were $419,000 for the three month period ended September 30, 2006 compared to $681,000 for the three month period ended September 30, 2005, a decrease of $262,000, or 38.5%. The decrease was primarily due to decreased domestic music sales related to the Company’s transition from primarily a distributions business to a licensing business.

Cost of goods sold in the music segment decreased to 47.7% of sales for the three month period ended September 30, 2006 compared to 58.3% of sales for the three month period ended September 30, 2005 reflecting the decrease in domestic retail music sales that had lower margins. The segment’s advertising expenses, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $63,000 for the three month period ended September 30, 2006 compared to $20,000 for the three month period ended September 30, 2005. This increase was due to increased advertising expense in the Company’s subsidiary in the United Kingdom.

Selling, general and administrative expenses were $369,000, or 88.0% of sales for the three month period ended September 30, 2006 compared to $500,000, or 73.5% of sales for the three month period ended September 30, 2005. The primary reason for the decrease in general and administrative expenses was the reduced overhead costs at the Company’s office in the United States relating to retail music sales.

The music segment incurred an operating loss of $213,000 for the three month period ended September 30, 2006 compared to operating loss of $236,000 for the three month period ended September 30, 2005.

B.            LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (8.25% at September 30, 2006), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $8,399,000 and $8,098,000 as of September 30, 2006 and June 30, 2006, respectively, under the K-5 Facility. At September 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (9.25% at September 30, 2006) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of September 30, 2006 and June 30, 2006, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At September 30, 2006, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the Company’s market risk during the three month period ended September 30, 2006. For additional information, refer to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006.

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

During the fiscal quarter ended September 30, 2006, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.                    LEGAL PROCEEDINGS

Litigation and Disputes

K-tel and its subsidiaries are involved in legal proceedings in the ordinary course of their business. With all litigation matters, management considers the likelihood of loss based on the facts and circumstances. If management determines that a loss is probable and the amount of loss can be reasonably estimated, such amount is recorded as a liability. Although the outcome of any such legal proceedings cannot be predicted, in the opinion of management there is currently no legal proceeding pending or asserted against or involving K-tel for which the outcome is likely to have a material adverse effect upon the consolidated financial position or results of operations of K-tel.

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