Form 10-Q
period 2007-03-31
K TEL INTERNATIONAL INC
filed 2007-05-14
CIK 54193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐     No ☒

As of May 10, 2007, the registrant had 13,653,738 shares of Common Stock outstanding.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS

ENDED MARCH 31, 2007

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

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

(in thousands — except share data)

	March 31,	June 30,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$1,682	$1,689
Accounts receivable, net of allowance for doubtful accounts of $2 at March 31 and June 30	588	601
Inventories	203	390
Royalty advances	7	7
Prepaid expenses and other	275	194
Total current assets	2,755	2,881

Property and equipment, net of accumulated depreciation and amortization of $337 at March 31 and $306 at June 30	54	55

Owned catalog masters, net of accumulated amortization of $3,393 at March 31 and $3,277 at June 30	223	336

	$3,032	$3,272

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Notes payable to affiliate and other	$13,058	$12,098
Accounts payable	854	1,206
Accrued royalties	2,198	1,793
Reserve for returns	40	126
Net liabilities of discontinued operations	23	31
Total current liabilities	16,173	15,254

Shareholders’ deficit:
Common stock – 50,000,000 shares authorized; par value $.01; 13,653,738 issued and outstanding at March 31 and June 30	136	136
Additional paid-in capital	21,292	21,292
Accumulated deficit	(34,384)	(33,134)
Accumulated other comprehensive loss	(185)	(276)
Total shareholders’ deficit	(13,141)	(11,982)

	$3,032	$3,272

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(in thousands - except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net sales	$986	$1,144	$2,883	$3,642

Costs and expenses:
Cost of goods sold	504	432	1,203	1,517
Advertising	89	25	208	113
Selling, general and administrative	667	728	1,978	2,059
Total costs and expenses	1,260	1,185	3,389	3,689
Operating loss	(274)	(41)	(506)	(47)

Other expense:
Interest expense	(261)	(232)	(744)	(631)
Other income (expense), net	4	5	—	(16)
Total other expense	(257)	(227)	(744)	(647)

Loss from continuing operations	(531)	(268)	(1,250)	(694)

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(8)	—	(11)

Net loss	$(531)	$(276)	$(1,250)	$(705)

Loss per share – basic and diluted:
Continuing operations	$(.04)	$(.02)	$(.09)	$(.05)
Discontinued operations	—	—	—	—
Net loss	$(.04)	$(.02)	$(.09)	$(.05)

Shares used in the calculation of loss per share - basic and diluted	13,654	13,654	13,654	13,654

Comprehensive loss:
Net loss	$(531)	$(276)	$(1,250)	$(705)
Translation adjustment	10	13	91	(43)

Comprehensive loss	$(521)	$(263)	$(1,159)	$(748)

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(in thousands)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,250)	$(705)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	133	151
Changes in operating assets and liabilities:
Accounts receivable, net	40	842
Inventories	206	180
Royalty advances	7	4
Prepaid expenses	(81)	(13)
Accounts payable	(404)	(604)
Accrued royalties	367	150
Reserve for returns	(86)	33
Cash (used in) provided by operating activities	(1,068)	38

Cash flows from investing activities:
Purchases of property and equipment	(16)	(8)
Cash used in investing activities	(16)	(8)

Cash flows from financing activities:
Borrowings on notes payable	2,652	2,831
Payments on notes payable	(1,691)	(2,731)
Cash provided by financing activities	961	100

Effect of exchange rates on cash	116	(28)

Net (decrease) increase in cash and cash equivalents	(7)	102

Cash and cash equivalents at beginning of period	1,689	1,272

Cash and cash equivalents at end of period	$1,682	$1,374

The accompanying notes are an integral part of these financial statements.

K-TEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      BUSINESS AND LIQUIDITY

K-tel International, Inc. (the “Company”, “K-tel” or the “registrant”) was incorporated in 1968 and currently has its corporate offices located in Plymouth, Minnesota. Through its operating subsidiaries, K-tel licenses the rights to its master music catalog, consisting of original recordings and re-recordings of music from the 1950’s through today, to third parties world-wide for use in albums, films, television programs, commercials and electronic downloads to various media formats, for either a flat fee or a royalty based on the number of units sold.  K-tel also markets entertainment products mainly derived from its catalog through retail and direct response marketing channels in the United States and Europe. These products are derived mainly from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. The Company is currently conducting a direct response test program in Europe on certain new product lines. Further, K-tel seeks to license its name and trademarks to other companies.  Licenses are granted for a royalty or fee, with no cost to the Company.

Discontinued Operations

The Company’s consumer products business, which was concentrated in Europe, consisted primarily of housewares, consumer convenience items and exercise equipment. The Company discontinued its consumer products operations in Germany, the United Kingdom and the United States in June 2000, November 2000 and January 2001, respectively. Accordingly, these activities have been presented in the accompanying financial statements as discontinued operations. The accompanying condensed consolidated financial statements have been prepared to reflect the consumer products division as a discontinued operation. The net liabilities of discontinued operations at March 31, 2007 and June 30, 2006, and losses from discontinued operations for the three and nine months ended March 31, 2006 relate primarily to legal matters and completion of statutory reporting requirements for the former operations in Germany.

Liquidity

During the nine months ended March 31, 2007 and 2006, the Company incurred net losses from continuing operations of $1,250,000 and $694,000, respectively. Operating activities used $1,068,000 during the nine months ended March 31, 2007, and provided $38,000 of cash during the nine months ended March 31, 2006. Additionally, the Company had a working capital deficit of $13,418,000 at March 31, 2007.

The Company’s ability to continue its present operations and implement future expansion plans successfully is contingent mainly upon its ability to maintain its line of credit arrangements with K-5 Leisure Products, Inc. (See Note 3), increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the Company’s current operations will not generate cash sufficient to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing, music downloads and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Going Private Transaction

On January 8, 2007, the Company filed with the Securities and Exchange Commission (“SEC”) a Schedule 13E-3 in connection with a reverse split of the Company’s common stock intended to take the Company private. On April 24, 2007, the Company filed Amendment No. 1 (“Amendment No. 1”) to its Schedule 13E-3. Amendment No. 1 states that, under the terms of the reverse split, each 5,000 shares of the Company’s common stock will be converted into one share of common stock and holders of fewer than 5,000 shares of common stock on the record date will receive cash of $.095 per pre-split share.  This amount represents an increase of $.0325 per share over the per share valuation of $.0625 previously established by the Special Committee of the Board of Directors of the Company. (See Note 7 “Notes to Condensed Consolidated Financial Statements” for further discussion.)

2.             BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year as a whole. The unaudited condensed consolidated balance sheet for June 30, 2006 has been derived from audited consolidated financial statements as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of K-tel International, Inc. and its domestic and foreign subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company derives its revenue mainly from two sources: license revenue from the licensing of Company-owned masters and the sale of music compilations (predominately compact discs) produced by the Company.  License revenue is recognized when payment is received from customers or when known amounts are receivable, as prior to that date collection is not considered probable.  Revenue from music sales is recognized at the time of shipment to the customer and most music sales are made with a right of return of unsold goods. Estimated reserves for returns are established by management based upon historical experience and product mix and are subject to ongoing review and adjustment by the Company. These reserves are recorded at the time of sale and are reflected as a reduction in revenue. The Company’s reserve for returns was $40,000 at March 31, 2007 and $126,000 at June 30, 2006.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place, except for direct response advertising, which is capitalized and amortized over its expected period of future benefits (usually the period remaining under a related contract, which is generally less than one year). Direct response advertising consists primarily of television advertising whereby customers respond specifically to the advertising and where the Company can identify the advertising that elicited the response. Advertising expenses were $208,000 and $113,000 for the nine month periods ended March 31, 2007 and 2006, respectively.

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

Stock-based Compensation – Prior to adoption of Statement of Financial Accounting Standards Board No. 123 (R), Share-Based Payment, effective with the beginning of fiscal 2006, the Company had accounted for stock based awards to employees using the intrinsic method prescribed in Accounting Principles Board No.25, Accounting for Stock Issued to Employees, whereby the options were granted at market price, and no compensation costs were recognized.  The Company had adopted the disclosures requirements of SFAS No. 123, Accounting for Stock-Based Compensation.  The Company has recognized no stock-based compensation because all options had vested prior to the adoption of SFAS No. 123(R) and no new stock awards have been granted.

Income Taxes - Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at currently enacted tax rates. A valuation allowance equal to the aggregate amount of deferred tax assets is established when realization is not likely.

Net Loss Per Share - Basic and diluted net loss per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. For all periods presented, common stock equivalents were excluded from the per share calculation as the net effect would be antidilutive. For the three and nine month periods ended March 31, 2007 and 2006, weighted average options to purchase 2,228,939 shares of common stock, with weighted average exercise price of $.19 were excluded from the computation of common share equivalents for the respective periods as they were antidilutive.

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

3.             LOANS PAYABLE TO AFFILIATE

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (8.25% at March 31, 2007), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $9,058,000 and $8,098,000 as of March 31, 2007 and June 30, 2006, respectively, under the K-5 Facility. At March 31, 2007, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1%

(9.25% at March 31, 2007) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2007 and June 30, 2006, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At March 31, 2007, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

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

Certain financial information on the Company’s continuing operating segments is as follows:

BUSINESS SEGMENT INFORMATION (in thousands)

		Licensing	Music	Other	Total Company

Nine Months Ended March 31,

Net sales	2007	$1,583	$1,300	$—	$2,883
	2006	1,981	1,661	—	3,642

Operating income (loss)	2007	$493	$(999)	$—	$(506)
	2006	858	(905)	—	(47)

Assets	2007	$257	$2,634	$141	$3,032
	2006	424	3,090	80	3,594

Three Months Ended March 31,

Net sales	2007	$575	$411	$—	$986
	2006	649	495	—	1,144

Operating income (loss)	2007	$212	$(486)	$—	$(274)
	2006	269	(310)	—	(41)

GEOGRAPHIC INFORMATION (in thousands)

		United States	Europe	Total

Nine Months Ended March 31,

Net sales	2007	$1,461	$1,422	$2,883
	2006	2,018	1,624	3,642

Assets	2007	$265	$2,767	$3,032
	2006	1,322	2,272	3,594

Three Months Ended March 31,

Net sales	2007	$464	$522	$986
	2006	610	534	1,144

6.             RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements the impact of a tax position.  Recognition is allowed if the tax position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

7.             GOING PRIVATE TRANSACTION

On January 8, 2007, the Company filed with the Securities and Exchange Commission (“SEC”) a Schedule 13E-3 in connection with a reverse split of the Company’s common stock intended to take the Company private.  On April 24, 2007 the Company filed Amendment No. 1 (“Amendment No. 1”) to its Schedule 13E-3.  Amendment No. 1 states that, under the terms of the reverse split, each 5,000 shares of the Company’s common stock will be converted into one share of common stock and holders of fewer than 5,000 shares of common stock on the record date will receive cash of $.095 per pre-split share.  This amount represents an increase of $.0325 per share over the per share valuation of $.0625 previously established by the Special Committee of the Board of Directors of the Company.  Immediately following the reverse split, the Company will effect a 5,000-for-1 forward split so that the number of shares held by each holder of at least one share of common stock following the reverse split will ultimately be unchanged. The Company refers to the reverse split, forward split, and the related payments to shareholders holding fewer than 5,000 pre-split shares as the “Reverse/Forward Split.”  The anticipated result of the Reverse/Forward Split will be to reduce the number of shareholders of record to fewer than 300.  The Company intends to cease filing periodic reports with the SEC as soon as practicable following the Reverse/Forward Split.

The Company’s Board of Directors has approved the Reverse/Forward Split based on its determination that the Company achieves few of the benefits of public ownership because of a lack of an active trading market for its common stock, while remaining burdened with the significant costs of being a publicly held company.  Under Minnesota Law, the Board of Directors of the Company may amend the Company’s Articles of Incorporation to conduct the Reverse/Forward Split without the approval of its shareholders.  Therefore, the Company is not seeking shareholder approval for the Reverse/Forward Split.  The Reverse/Forward Split will not be effective until the SEC completes its review of the Schedule 13E-3, the Company distributes required material, including the definitive disclosure document to its shareholders, and files amendments to its Articles of Incorporation with the State of Minnesota.  The Company estimates that the aggregate cash payment to shareholders holding fewer than 5,000 shares of Common Stock will be approximately $205,200.  The funds for the Reverse/Forward Split will come from the Company’s working capital line of credit provided by K-5 Leisure Products, Inc., the Company’s largest shareholder and an entity controlled by Philip Kives, K-tel’s Chairman, President and Chief Executive Officer.

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

Through another subsidiary, K-tel Entertainment, Inc., K-tel has a focused method of distribution that targets the strengths of selected individual retailers and supplies products suited to each retailer’s specific needs. These products are primarily derived from the Company’s master recordings music catalog with the objective of realizing more competitive profit margins. The Company is currently conducting a direct response test program in Europe on certain new product lines.  The Company also seeks to license its name and marks to other businesses for a royalty or fee.

Going Private Transaction

On January 8, 2007, the K-tel filed with the Securities and Exchange Commission (“SEC”) a Schedule 13E-3 in connection with a reverse split of the Company’s common stock intended to take the Company private. On April 24, 2007, the Company filed Amendment No. 1 (“Amendment No. 1”) to its Schedule 13E-3.  Amendment No. 1 states that, under the terms of the reverse split, each 5,000 shares of the Company’s common stock will be converted into one share of common stock and holders of fewer than 5,000 shares of common stock on the record date will receive cash of $.095 per pre-split share.  This amount represents an increase of $.0325 per share over the per share valuation of $.0625 previously established by the Special Committee of the Board of Directors of the Company. (See “Liquidity and Capital Resources” for further discussion of the going private transaction.)

A.            RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 VERSUS MARCH 31, 2006

Net sales for the three month period ended March 31, 2007 were $986,000 a decrease of 13.8% from net sales of $1,144,000 for the three month period ended March 31, 2006. This net decrease primarily resulted from decreased music and licensing sales during the quarter ended March 31, 2007 in the Company’s domestic subsidiaries. The net loss for the three month period ended March 31, 2007 was $531,000, or $.04 per share, compared to net loss of $276,000, or $.02 per share, for the three month period ended March 31, 2006.

General corporate expenses of $173,000 and $85,000 for the three month periods ended March 31, 2007 and 2006, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Licensing

Licensing revenue was $575,000 for the three month period ended March 31, 2007, compared to $649,000 for the three month period ended March 31, 2006, a decrease of $74,000. The decrease in licensing revenue was primarily due to the decrease in domestic licensing revenue related to the Company’s licensing agreements with BCI. The licensing segment had operating income of $212,000 for the three month period ended March 31, 2007 compared to $269,000 for the three month period ended March 31, 2006, a decrease of $57,000.

Music

Net sales in the music segment were $411,000 for the three month period ended March 31, 2007 compared to $495,000 for the three month period ended March 31, 2006, a decrease of $84,000, or 16.9%. The decrease was due to the decrease in domestic music sales related to the Company’s transition from a primarily retail music distribution business to a licensing business.

Cost of goods sold in the music segment increased to $444,000, or 107.9% of net sales for the three month period ended March 31, 2007 compared to $311,000, or 62.7% of net sales for the three month period ended March 31, 2006, reflective of the reduced music sales and an adjustment of inventory to net realizable values during the three month period ended March 31, 2007.  The segment’s advertising expenses, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $89,000 for the three month period ended March 31, 2007 compared to $25,000 for the three month period ended March 31, 2006.  The increase in advertising expense was due primarily to increased direct response advertising in Europe.

Selling, general and administrative expenses were $364,000, or 88.6% of net sales for the three month period ended March 31, 2007 compared to $469,000, or 94.7% of net sales for the three month period ended March 31, 2006. The decrease was due primarily to the decrease in the general corporate legal and consulting expenses allocated to the music segment.

The music segment incurred an operating loss of $486,000 for the three month period ended March 31, 2007 compared to an operating loss of $310,000 for the three month period ended March 31, 2006.

NINE MONTHS ENDED MARCH 31, 2007 VERSUS MARCH 31, 2006

Net sales for the nine month period ended March 31, 2007 were $2,883,000 compared to $3,642,000 for the nine month period ended March 31, 2006. This decrease primarily resulted from a decrease in both licensing and music sales in the Company’s domestic subsidiaries. The net loss for the nine month period ended March 31, 2007 was $1,250,000, or $.09 per share, compared to net loss of $705,000, or $.05 per share, for the nine month period ended March 31, 2006.

General corporate expenses of $422,000 and $296,000 for the nine month periods ended March 31, 2007 and 2006, respectively, have been allocated to the segments.

The following sections discuss the results of continuing operations by business segment.

BUSINESS SEGMENT RESULTS

Licensing

Licensing revenue was $1,583,000 for the nine month period ended March 31, 2007 compared to $1,981,000 for the nine month period ended March 31, 2006, a decrease of $398,000.  This decrease reflected the decrease in the domestic licensing activity related to the Company’s agreements with BCI.  The Company continues its efforts to enter into licensing arrangements in several other segments of the entertainment industry and continues to license its master music catalog to several companies that offer electronic downloads via their internet sites.

Royalty expense within the segment decreased to $218,000 for the nine month period ended March 31, 2007 compared to $351,000 for the nine month period ended March 31, 2006, due to the decrease in licensing revenue.

Selling, general and administrative expenses increased to $872,000 for the nine month period ended March 31, 2007 compared to $772,000 for the nine month period ended March 31, 2006, an increase of 13.0%.   The primary reason for the increase in general and administrative expenses was the increased general corporate legal and consulting overhead expenses allocated to the licensing segment.

Operating income in the licensing segment was $493,000 for the nine month period ended March 31, 2007 compared to an operating income of $858,000 for the nine month period ended March 31, 2006, a decrease of $365,000.

Music

Sales in the music segment were $1,300,000 for the nine month period ended March 31, 2007 compared to $1,661,000 for the nine month period ended March 31, 2006, a decrease of $361,000, or 21.7%.  The decrease was due to a decrease in domestic music sales related to the Company’s transition from a primarily retail music distribution business to a licensing business.

Cost of goods sold in the music segment were $985,000, or 75.7% of sales for the nine month period ended March 31, 2007 compared to $1,166,000, or 70.2% of sales for the nine month period ended March 31, 2006, a decrease of $181,000 reflective of the decreased music sales and an adjustment of inventory to net realizable values in the nine month period ended March 31, 2007.  The segment’s advertising expenses, which consist primarily of co-operative advertising payments, trade advertising and promotions, increased to $208,000 for the nine month period ended March 31, 2007 compared to $113,000 for the nine month period ended March 31, 2006.  The increase in advertising expense was due primarily to increased direct response advertising in Europe.

Selling, general and administrative expenses were $1,106,000, or 85.1% of sales for the nine month period ended March 31, 2007 compared to $1,287,000, or 77.5% of sales for the nine month period ended March 31, 2006, a decrease of $181,000. The decrease was due primarily to the decrease in the general corporate legal and consulting expenses allocated to the music segment.

The music segment incurred an operating loss of $999,000 for the nine month period ended March 31, 2007 compared to an operating loss of $905,000 for the nine month period ended March 31, 2006.

B.            LIQUIDITY AND CAPITAL RESOURCES

K-tel has a Line of Credit Agreement with K-5 Leisure Products, Inc. (“K-5”), the Company’s largest shareholder  and an entity controlled by Philip Kives, the Chairman of the Board, President and Chief Executive Officer of K-tel. Under the terms of the agreement (the “K-5 Facility”), K-5 has agreed to make available up to $8,000,000 to K-tel on a revolving basis. The loan bears interest at a variable rate based upon the “base rate” of a nationally recognized lending institution (8.25% at March 31, 2007), expires July 20, 2008, and is subordinated to the Foothill loan (see below). The K-5 Facility contains the same covenants as the Foothill loan agreement. K-tel has pledged the stock of its foreign subsidiaries as collateral for the loan, and the loan carries a subordinated position to the Foothill loan on all other assets of the Company. K-tel had outstanding balances of $9,058,000 and $8,098,000 as of March 31, 2007 and June 30, 2006, respectively, under the K-5 Facility. At March 31, 2007, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

In addition, K-tel has a second loan agreement with K-5, under which K-5 assumed rights and obligations under a loan from the Company’s former banker (Foothill Capital Corporation) pursuant to an Assignment and Acceptance Agreement dated February 27, 2001. This Foothill loan, which has been extended through July 20, 2008, provides for a $10,000,000 credit facility consisting of a $4,000,000 term loan due upon expiration, and a $6,000,000 revolving facility under which borrowings are limited to a percent of eligible receivables. Borrowings under the facility bear interest at a variable rate based on a “base rate” of a nationally recognized lending institution plus 1% (9.25% at March 31, 2007) and are collateralized by the assets of certain Company subsidiaries in the United States, including accounts receivable, inventories, equipment, music library and general intangibles. The loan agreement contains certain financial and other covenants or restrictions, including the maintenance of a minimum shareholders’ equity by K-tel, limitations on capital expenditures, restrictions on music library acquisitions, limitations on other indebtedness and restrictions on dividends paid by K-tel. As of March 31, 2007 and June 30, 2006, K-tel had $4,000,000 outstanding under the term loan and there were no borrowings under the revolving facility. At March 31,

2007, K-tel obtained a waiver from K-5 for its non-compliance under the covenants, limitations and restrictions of the credit agreement.

K-tel has been funding its operations in recent years through internally generated capital and secured loans from K-5. Assuming K-5 continues to advance funds sufficient to meet the Company’s needs, management currently believes that K-tel has sufficient cash and borrowing capacity to ensure the Company will continue operations for the foreseeable future. Although K-5 continues to advance funds sufficient to meet the Company’s needs at this time, there can be no assurance that this will be adequate or continue in the future or that K-tel will be able to obtain additional financing when required.

The Company’s ability to continue its present operations is contingent mainly upon its ability to maintain its line of credit arrangements with K-5, increase its revenues and profit margins, and ultimately attain and sustain profitable operations. Without increased revenues and sustained profitability, the Company’s current operations will not generate cash sufficient to fund operations and service its indebtedness on an ongoing basis. Management is focusing its efforts on music licensing and limited music distribution. However, there can be no assurance that the Company will achieve profitable operations through these efforts. In the event the Company is unable to fund its operations and implement its current business plan properly, it may be unable to continue operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On January 8, 2007, the Company filed with the Securities and Exchange Commission (“SEC”) a Schedule 13E-3 in connection with a reverse split of the Company’s common stock intended to take the Company private.  On April 24, 2007 the Company filed Amendment No. 1 (“Amendment No. 1”) to its Schedule 13E-3.  Amendment No. 1 states that, under the terms of the reverse split, each 5,000 shares of the Company’s common stock will be converted into one share of common stock and holders of fewer than 5,000 shares of common stock on the record date will receive cash of $.095 per pre-split share.  This amount represents an increase of $.0325 per share over the per share valuation of $.0625 previously established by the Special Committee of the Board of Directors of the Company.  Immediately following the reverse split, the Company will effect a 5,000-for-1 forward split so that the number of shares held by each holder of at least one share of common stock following the reverse split will ultimately be unchanged. The Company refers to the reverse split, forward split, and the related payments to shareholders holding fewer than 5,000 pre-split shares as the “Reverse/Forward Split.”  The anticipated result of the Reverse/Forward Split will be to reduce the number of shareholders of record to fewer than 300.  The Company intends to cease filing periodic reports with the SEC as soon as practicable following the Reverse/Forward Split.

The Company’s Board of Directors has approved the Reverse/Forward Split based on its determination that the Company achieves few of the benefits of public ownership because of a lack of an active trading market for its common stock, while remaining burdened with the significant costs of being a publicly held company.  Under Minnesota Law, the Board of Directors of the Company may amend the Company’s Articles of Incorporation to conduct the Reverse/Forward Split without the approval of its shareholders.  Therefore, the Company is not seeking shareholder approval for the Reverse/Forward Split.  The Reverse/Forward Split will not be effective until the SEC completes its review of the Schedule 13E-3, the Company distributes required material, including the definitive disclosure document to its shareholders, and files amendments to its Articles of Incorporation with the State of Minnesota.  The Company estimates that the aggregate cash payment to shareholders holding fewer than 5,000 shares of Common Stock will be approximately $205,200.  The funds for the Reverse/Forward Split will come from the Company’s working capital and, potentially, from K-tel’s working capital line of credit provided by K-5 Leisure Products, Inc., the Company’s largest shareholder and an entity controlled by Philip Kives, K-tel’s Chairman, President and Chief Executive Officer.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk during the nine month period ended March 31, 2007. For additional information, refer to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006.

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

During the fiscal quarter ended March 31, 2007, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

K-TEL INTERNATIONAL, INC.
REGISTRANT

Dated: May 14, 2007	/S/ PHILIP KIVES
PHILIP KIVES
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Dated: May 14, 2007	/s/ KIMMY LOCKWOOD
KIMMY LOCKWOOD
PRINCIPAL FINANCIAL OFFICER

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002.